Form 10-Q
period 1995-09-30
PROVIDENCE JOURNAL CO
filed 1995-11-14
CIK 80816

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


    (Mark One)

    ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                               SEPTEMBER 30, 1995

    (   )     Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934
              For the Transition Period from ____________ to _____________.



                         Commission File Number 0-26928

                         THE PROVIDENCE JOURNAL COMPANY

             (Exact name of registrant as specified in its charter)


                DELAWARE                                05-0481966
______________________________________________________________________
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification

   75 Fountain Street, Providence, RI                   02902-9985
______________________________________________________________________
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (401) 277-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes   X                                     No ____


As of November 9, 1995, there were 38,500 shares of Class A Common Stock and 46,817 shares of Class B Common Stock outstanding.

                         THE PROVIDENCE JOURNAL COMPANY

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial information herein include consolidated data for The Providence Journal Company ("Registrant" or "New Providence Journal" or "NPJ") and its subsidiaries. New Providence Journal is the successor to Providence Journal Company ("Old PJC" or "Providence Journal") which reorganized itself and disposed of its cable operations on October 5, 1995 in a series of transactions as described in Note 2 to the Condensed Consolidated Financial Statements. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company."


                        THE PROVIDENCE JOURNAL COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            (UNAUDITED)                         (UNAUDITED)
                                                                            -----------                         -----------
                                                                          QUARTERS ENDED                      NINE MONTHS ENDED
                                                                          --------------                      -----------------
                                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                                           -------------                         -------------
                                                                      1994               1995              1994              1995
                                                                     -------            -------           -------           -------
Revenues:
 Newspaper advertising                                               $22,687            $22,172           $69,835           $68,838
 Newspaper circulation                                                 7,890              8,147            23,125            24,168
 Broadcasting                                                         12,703             13,796            37,901            42,503
                                                                     -------            -------           -------           -------
     Total net revenue                                                43,280             44,115           130,861           135,509

Expenses:
 Operating                                                            26,277             29,918            77,207            87,081
 Selling, general and administrative                                  12,465             15,049            41,351            44,920
 Depreciation and amortization                                         4,934              4,454            15,012            13,566
                                                                     -------            -------           -------           -------
     Total expenses                                                   43,676             49,421           133,570           145,567

Operating loss                                                          (396)            (5,306)           (2,709)          (10,058)

Other income (expense):
 Management fees from related parties                                    881                881             2,644             2,644
 Interest expense                                                       (672)              (373)           (2,038)           (1,549)
 Equity in income (loss) of affiliated companies                         628               (914)           (1,761)           (1,979)
 Other income                                                            396              1,764             1,944             2,815
                                                                     -------            -------           -------           -------
     Total other income                                                1,233              1,358               789             1,931

Income (loss) from continuing operations, before income tax
  benefits, discontinued operations, and extraordinary item              837             (3,948)           (1,920)           (8,127)

Income tax benefits                                                     (873)            (1,120)           (1,714)           (3,072)
                                                                     -------            -------           -------           -------




Income (loss) from continuing operations, before discontinued
  operations and extraordinary item                                    1,710             (2,828)             (206)           (5,055)

Loss from discontinued operations, net                                (3,821)              -               (6,854)

Loss from extraordinary item, net                                       -                (1,652)                             (1,652)
                                                                     -------            -------           -------           -------

Net loss                                                             ($2,111)           ($4,480)          ($7,060)          ($6,707)
                                                                     =======            =======           =======           =======

Income (loss) per common share:
 From continuing operations                                           $20.11            ($33.39)           ($2.43)          ($59.69)
 From discontinued operations                                         (44.95)              -               (80.69)             -
 Extraordinary item                                                     -                (19.51)             -               (19.51)
                                                                     -------            -------           -------           -------
Net loss per common share                                            ($24.84)           ($52.90)          ($83.12)          ($79.20)
                                                                     =======            =======           =======           =======

Weighted average shares outstanding                                   85,013             84,689            84,947            84,689
                                                                     =======            =======           =======           =======




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THE PROVIDENCE JOURNAL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                             (UNAUDITED)
                                                                                                             -----------
                                                                                     DECEMBER 31,            SEPTEMBER 30,
                                                                                         1994                     1995
                                                                                     ------------            -------------
Current Assets:
 Cash                                                                                    $1,319                    $112
 Accounts receivable, net of allowance for doubtful accounts of
  $1,950 in 1994 and $1,442 in 1995                                                      24,916                  21,255
 Television program rights, net                                                           4,699                   7,500
 Inventories, prepaid expenses, deferrals and other current assets                       25,119                  24,811
 Federal and state income taxes receivable                                                1,661                   8,292
                                                                                       --------                --------
          Total current assets                                                           57,714                  61,970


Investments in affiliated companies                                                      83,407                  99,087
Notes receivable                                                                         19,513                  18,600
Television program rights, net                                                            2,670                   6,483

Property, plant, and equipment, net of accumulated depreciation
 of $120,620 in 1994 and $124,683 in 1995                                               130,287                 116,747

License costs, goodwill, intangibles and other assets, net                               61,333                  53,334
Net assets of discontinued operations                                                   369,789                 398,514
                                                                                       --------                --------
                                                                                       $724,713                $754,735
                                                                                       ========                ========

Current liabilities:
 Accounts payable                                                                       $10,202                 $12,179
 Accrued expenses and other current liabilities                                          92,840                  44,020
 Current installments of long-term debt                                                  13,588                     100
 Current portion of television program rights payable                                     4,542                   9,945
                                                                                       --------                --------
           Total current liabilities                                                    121,172                  66,244

Long term debt                                                                          247,173                 337,300
Television program rights payable                                                         2,822                   4,525
Other liabilities and deferrals                                                          67,659                  68,921
                                                                                       --------                --------
           Total liabilities                                                            438,826                 476,990

Commitments and contingencies

Stockholders' equity
 Class A common stock, par value $2.50 per share; authorized 600,000 shares; issued 38,369 shares and 38,833 shares, in 1994 and 1995,
  respectively                                                                               96                      96
 Class B common stock, par value $2.50 per share; authorized 300,000 shares; issued 47,281 shares and 46,817 shares in 1994 and 1995,
  respectively                                                                              118                     118
 Additional capital                                                                       1,225                   3,963
 Retained earnings                                                                      291,791                 277,818
 Unrealized gain (loss) on securities held for sale, net                                    105                  (1,669)
 Treasury stock at cost - 961 shares and 333 shares in 1994 and 1995,
  respectively                                                                           (7,448)                 (2,581)
                                                                                       --------                --------
          Total stockholders' equity                                                    285,887                 277,745
                                                                                       --------                --------
                                                                                       $724,713                $754,735
                                                                                       ========                ========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THE PROVIDENCE JOURNAL COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                      --------------------------------
                                                                              NINE MONTHS ENDED
                                                                      --------------------------------
                                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                                          1994                1995
                                                                      -------------      -------------
Operating activites:
  Cash flows provided by (used in) continuing operations                $ 14,172            $(22,423)
                                                                        --------            --------
Investing activities:
  Investments in and advances to affiliated companies                     (6,823)            (17,380)
  Additions to property, plant and equipment, net                         (4,247)             (3,427)
  Collections on notes receivable                                          2,757                 913
  Proceeds from sale of property and equipment                               553               8,239
                                                                        --------            --------
    Cash flows used in investing activities of continuing operations      (7,760)            (11,655)
  Decrease (increase) in investment in discontinued operations            16,202             (28,725)
                                                                        --------            --------
    Cash flows provided by (used in) investing activities                  8,442             (40,380)
                                                                        --------            --------

Financing activities:
  Proceeds (payments) on long-term debt, net                              (5,553)             76,640
  Payments on television program rights                                   (5,097)             (7,778)
  Dividends paid                                                          (7,290)             (7,266)
  Purchase of treasury stock                                              (4,291)                -
                                                                        --------            --------
    Cash flows provided by (used in) financing activities
                                                                         (22,231)             61,596
                                                                        --------            --------
Increase (decrease) in cash                                                  383              (1,207)

Cash at beginning of period                                                1,017               1,319
                                                                        --------            --------
Cash at end of period                                                   $  1,400            $    112
                                                                        ========            ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS

                         THE PROVIDENCE JOURNAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)

NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes of Providence Journal Company and Subsidiaries included in the Registrant's Joint Proxy Statement-Prospectus as filed with the SEC on Form S-4 dated August 31, 1995 which includes financial information for the year ended December 31, 1994.

Certain amounts in the previously issued financial statements have been reclassified to conform to the third quarter 1995 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.


NOTE 2--REORGANIZATION AND DISCONTINUED CABLE OPERATIONS

(a) Reorganization

On October 5, 1995, Old PJC (i) completed the acquisition of the 50% interest in King Holding Corp. ("KHC") held by an unrelated third party for $265 million, including $5 million in transaction fees (the "Kelso Buyout"), (ii) completed the transfer of all non-cable operations from Old PJC to the Registrant in a tax-free reorganization pursuant to which the shares of capital stock of the Registrant were distributed to the shareholders of Old PJC (the "PJC Spin-Off"), and, (iii) following the PJC Spin-Off, at which point Old PJC held only its cable television businesses and assets, merged with and into Continental Cablevision, Inc. ("Continental").Immediately prior to the Kelso Buyout, Continental purchased for $405 million all of the stock of King Videocable Company ("KVC"), a wholly owned subsidiary of King Broadcasting Company ("KBC"), which is wholly owned by KHC. As a result of those transactions, the Registrant, became successor to Old PJC, in the same lines of businesses, while simultaneously transferring its cable subsidiaries to Continental for Continental stocks.

The Kelso Buyout will be recorded in the fourth quarter as a step acquisition under the purchase method of accounting. The excess of the purchase price over the net book value of assets acquired is estimated to be approximately $178 million.

                         THE PROVIDENCE JOURNAL COMPANY

                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)



Proceeds from the disposal of the cable operations discussed above consisted of a combination of Continental stock, which was received by Old PJC's shareholders in connection with the merger, assumption of a portion of the Registrant's and Old PJC's debt by Continental (see Note 3), and cash and amounted to approximately $1.4 billion (including the $405 million from the sale of KVC). The excess of the proceeds over the net assets of the discontinued cable operations was approximately $580 million. (See note
8 for pro forma balance sheet information.)

(b) Discontinued Cable Operations

The cable television operations are reported as discontinued operations for all periods presented. Operating results of these discontinued operations were as follows (in thousands):

                                               QUARTERS ENDED                            NINE MONTHS ENDED
                                    -----------------------------------         -----------------------------------
                                    SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
                                        1994                  1995                  1994                   1995
                                   --------------         -------------         --------------         -------------
Revenues                              $ 42,958              $ 52,609              $ 130,802              $ 148,268
Costs and expenses                     (44,155)              (54,380)              (134,199)              (150,491)
Equity in income (loss) of
 affiliates                             (2,530)                  294                 (3,057)                 1,373
                                      --------              --------              ---------              ---------
Loss before income taxes                (3,727)               (1,477)                (6,454)                  (850)

Income taxes                                94                    94                    400                  2,017
                                      --------              --------              ---------              ---------
Net loss*                             $ (3,821)             $ (1,571)             $  (6,854)             $  (2,867)
                                      ========              ========              =========              =========

*  1995 amounts were applied to accruals established at December 31, 1994.



The net assets of the cable television operations transferred to Continental, which were comprised primarily of property, plant and equipment and intangible assets, were classified as net assets of discontinued operations as of September 30, 1995 and December 31, 1994.

                         THE PROVIDENCE JOURNAL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)


NOTE 3--DEBT

At December 31, 1994, and September 30, 1995, long term debt consists of the following:
                                                                                     DECEMBER 31,             SEPTEMBER 30,
                                                                                         1994                     1995
                                                                                     ------------             -------------
Revolving Credit and term loan facility at rates of interest averaging
  5.8% in 1994 and 7.52% in 1995, respectively                                         $243,655                  $327,500
Bonds payable at various rates of interest averaging 3.5% payable
  through December 2022                                                                   9,900                     9,900
Note payable at an annual rate of interest equal to 18% payable
  through April 2002 (Repaid in July, 1995)                                               7,123                      -
Other                                                                                        83                      -
                                                                                       --------                  --------
  Total long term debt                                                                 $260,761                  $337,400
Less current installments                                                                13,588                       100
                                                                                       --------                  --------
  Long-term debt, excluding current installments                                       $247,173                  $337,300
                                                                                       ========                  ========

In July, 1995, the Company retired its 18% note payable for $8,734. The loss on the early retirement of this debt amounted to $1,652 (net of income taxes of $850) and is included as an extraordinary item in the Company's third quarter statement of operations.

On October 5, 1995, in connection with the transactions discussed in Note 2, Old PJC, prior to the PJC Spin-Off, incurred indebtedness to a subsidiary of Continental in a principal amount of approximately $408 million net ("New Cable Indebtedness"). Prior to the PJC Spin-Off, Old PJC used the proceeds of the New Cable Indebtedness, the $405 million provided by the sale of KVC and the NPJ Indebtedness (defined below) to (i) consummate the Kelso Buyout,
(ii) to repay substantially all outstanding indebtedness of Old PJC and KBC in an aggregate amount of approximately $623 million, and (iii) to pay other costs associated with the transactions discussed in Notes 2 and 7.
Additional indebtedness required to meet the foregoing obligations, among others, was incurred by Old PJC and the Company in the principal amount of $105 million (the "NPJ Indebtedness"). Following the PJC Spin-Off, the Company had no obligations or liabilities with respect to the New Cable Indebtedness, and Continental had no obligations or liabilities with respect to the NPJ Indebtedness. In connection with the sale of KVC, KBC is expected to have to pay approximately $120 million in taxes. In order to assure Continental that such taxes will be paid, as part of the NPJ Indebtedness, a $120 million letter of credit was issued to Continental.

                         THE PROVIDENCE JOURNAL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)


The NPJ Indebtedness, including the $120 million letter of credit, was incurred pursuant to a Credit Agreement entered into by the Company on October 5, 1995 (the "Credit Agreement"). The Credit Agreement, which consists of a term loan and revolving credit facilities, provides the Company with maximum credit availability of $375 million. Credit availability under the Credit Agreement decreases quarterly on a schedule commencing December 31, 1996, with a final maturity on June 30, 2004. The indebtedness evidenced by the Credit Agreement is secured by guarantees from all of the material subsidiaries of the Company and a first priority pledge of all such material subsidiaries' capital stock. The Credit Agreement provides for borrowings indexed, as the Company may from time to time elect, to the Eurodollar rate, the certificate of deposit rate, or the "base" rate of the agent, as from time to time in effect, plus the "spread" over such rates.
The actual "spread" over such rates will be determined by the ratio of the total debt of the Company to the operating cash flow of the Company (as defined by the Credit Agreement).

The Credit Agreement contains customary events of default, financial covenants, covenants restricting the incurrence of debt (other than under the Credit Agreement), investments and encumbrances on assets and covenants limiting mergers and acquisitions. The Credit Agreement provides for the mandatory prepayment of amounts outstanding and a reduction in the commitment under certain circumstances.

In connection with the Credit Agreement, the Company will maintain its existing interest rate swap arrangements in the notional amounts of $200 million in 1996, $175 million in 1997 and $150 million in 1998 and 1999. At September 30, 1995, the amount of payment required to settle outstanding interest rate swaps approximated $4,246.

NOTE 4 -- NET INCOME (LOSS) PER SHARE AND DIVIDENDS PER COMMON SHARE

Net income (loss) per share is based on the weighted average number of shares of Class A and Class B common stock outstanding during the period. Restricted stock units and stock options are both considered common stock equivalents. Common stock equivalents were anti-dilutive for all periods in which the common stock equivalents were outstanding.

Cash dividends of $28.60 and $85.80 per share of common stock were declared in the quarter and nine months ended September 30, 1995, respectively.

                         THE PROVIDENCE JOURNAL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 (Amounts in thousands, except per share data)

NOTE 5-- DEFERRED INCENTIVE COMPENSATION UNITS PLAN AND STOCK OPTION PLANS

(a) Deferred Incentive Compensation Units Plan

On September 29, 1995, the Company liquidated 85% of the units in the Company's deferred incentive compensation units plan (the IUP Plan ) which was paid $20,633 in cash and $6,600 in stock issued from treasury. Amounts paid to participants in the plan and for the remaining units may be adjusted if, upon the occurrence of a public offering of Continental Class A Common Stock or certain other events, the price of Continental Class A Common Stock is greater or less than the price attributed to such shares at the time 85% of the units were liquidated.

(b) Stock Option Plans

As described in Note 11 of the 1994 consolidated financial statements included in the Registrant's Joint Proxy Statement-Prospectus dated August
31, 1995, the Company has two stock option plans which were approved by the stockholders of Old PJC at its Annual Meeting held on September 27, 1995 and assumed by the Company on October 5, 1995 as part of the PJC Spin-Off.
In connection with the reorganization and transactions described in Note 2, and as provided under the terms of the plans, the option exercise price on 637 outstanding options was adjusted in order to preserve the economic value of the outstanding options.


NOTE 6 -- INCOME TAXES

The Company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.


NOTE 7 -- CONTINGENT LIABILITIES

Pursuant to an agreement reached in 1987 (the "Redemption Agreement") the Company repurchased approximately 8% of its outstanding shares of common stock from an unaffiliated party and agreed to pay additional amounts upon the occurrence of certain events. On July 14, 1995, the Company agreed to pay this unaffiliated party an amount to be determined just prior to the merger with Continental in full settlement under the terms of the Redemption Agreement. Consequently, the Company paid this unaffiliated party approximately $7,300 on October 5, 1995 in full settlement of the Redemption Agreement.

See also "Legal Proceedings" discussed in Item 1 of Part II of this Form 10-Q.

NOTE 8 --PRO FORMA BALANCE SHEET INFORMATION

The following pro forma balance sheet has been derived from the historical consolidated balance sheets of the Company and KHC, after giving effect to the transactions described in Note 2(a) which occurred on October 5, 1995, as if such transactions had occurred on September 30, 1995.

Schedule 1 - Pro forma Balance Sheet as of September 30, 1995

Schedule 2 - Notes to Pro forma Balance Sheet

                                                                      SCHEDULE 1
                                                                      ----------

                      PRO FORMA CONDENSED BALANCE SHEET
                                (IN THOUSANDS)

                                                                             AS OF SEPTEMBER 30, 1995
                                                         -------------------------------------------------------------------------
                                                                           KING                                          NEW
                                                         PROVIDENCE      HOLDING        PRO FORMA ADJUSTMENTS          PROVIDENCE
                                                           JOURNAL         CORP.      --------------------------        JOURNAL
                                                         HISTORICAL     HISTORICAL       DEBIT          CREDIT          PRO FORMA
                                                         ----------     ----------    ----------      -----------      -----------
                           ASSETS

Current Assets:
 Cash and cash equivalents                                   $112          $2,756      $1,040,000 (1)   $265,000 (2)       $2,868
                                                                                                         622,932 (3)
                                                                                                         120,000 (5)
                                                                                                          22,067 (6)
                                                                                                          10,001(10)
 Accounts receivable, net                                  21,255          24,321                                          45,576
 Television program rights                                  7,500          10,281                                          17,781
 Prepaid expenses, deferrals and other current asssets     33,103           1,400                                          34,503
                                                         --------        --------                                        --------
  Total Current Assets                                     61,970          38,758                                         100,728

Investments in and advances to affiliated companies        99,087         344,386 (4)       19,701

Notes receivable                                           18,600                                                          18,600
Television program rights, net                              6,483             693                                           7,176
Property, plant and equipment, at cost less accumulated
  depreciation                                            116,747          57,776                                         174,523
Intangible assets and goodwill, net                        32,978         118,972         214,217 (4)                     366,167
Other assets                                               20,356           2,266           1,748 (6)                      24,370
Net assets of discontinued cable operations               398,514         261,915          13,311 (6)    388,740 (7)            0
                                                                                          120,000 (5)    405,000 (1)


                                                         --------        --------                                        --------
  Total Assets                                           $754,735        $480,380                                        $711,265
                                                         ========        ========                                        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                    $56,199          $3,252           9,655 (6)     17,403 (7)      $55,969
                                                                                           11,230(10)
 Current installments of long-term debt                       100                                                             100
 Current portion of television program rights payable       9,945           9,302                                          19,247
                                                         --------        --------                                        --------
  Total Current Liabilities                                66,244          12,554                                          75,316

Long-term debt                                            337,300         284,303         622,932 (3)    635,000 (1)      234,900
                                                                                                          10,000 (6)
                                                                                          410,000 (7)      1,229(10)
Television program rights payable                           4,525           1,402                                           5,927
Deferred income taxes                                      10,762          17,202                         35,703 (4)       63,667
Other liabilities and deferrals                            58,159           5,810                                          63,969
                                                         --------        --------                                        --------
  Total Liabilities                                       476,990         321,271                                         443,779
                                                         --------        --------                                        --------

Continental class A common stock                                                          584,769 (7)    584,769 (8)            0

Stockholders' Equity:
 Class A common stock                                          96                              58 (9)                          38
 Class B common stock                                         118              21              21 (4)                          47
                                                                                               71 (9)
 Additional paid-in capital                                 3,963         210,314         210,314 (4)        129 (9)        4,092

 Retained earnings (deficit)                              277,818         (51,226)                        51,226 (4)      274,912
                                                                                          584,769 (8)
                                                                                            6,763 (4)    588,626 (7)




Unrealized loss on securities available for resale         (1,669)                                                         (1,669)
Treasury stock                                             (2,581)                          7,353 (6)                      (9,934)
                                                         --------        --------                                        --------
 Total Stockholders' Equity                               277,745         159,109                                         267,486
                                                         --------        --------                                        --------
 Total Liabilities and Stockholders' Equity              $754,735        $480,380                                        $711,265
                                                         ========        ========                                        ========



SEE ACCOMPANYING NOTES TO PRO FORMA CONDENSED BALANCE SHEET

NOTES TO PRO FORMA CONDENSED BALANCE SHEET                        SCHEDULE 2
                                                                  ----------

(1) To record (i) the incurrence by Providence Journal prior to the Merger of the New Cable Indebtedness and the NPJ Indebtedness in the amounts of $410 million and $225 million, respectively, and (ii) the receipt by Providence Journal prior to the Kelso Buyout of the purchase price for the King Cable Purchase in the amount of $405 million.

(2) To record the purchase by Providence Journal of the 50% ownership in KHC held by an unrelated third party for $265 million (including $5 million in transaction fees).

(3) To record the repayment of outstanding borrowings of $328.2 million and $284.7 million under the Providence Journal and KBC revolving credit and term loan facilities, respectively. Also to repay bridge loan of $10.0 million.

(4) To record the consolidation of KHC into Providence Journal. Also, to record the excess purchase price over book value of $178 million resulting from the KHC purchase as intangible assets of the PJC Broadcasting Business and to adjust goodwill and deferred taxes by $36 million for the tax effect of the difference between the assigned values and the tax bases of the assets and liabilities associated with the purchase of KBC as required by FAS 109.

(5) To record the payment of taxes of approximately $120 million related to the sale of KVC systems to Continental.

(6) To record the settlement of amounts due to a former stockholder and the payment of expenses incurred in connection with the transactions, together totaling approximately $32.1 million.

(7) To record the disposition of Providence Journal Cable comprised of (i) approximately $585 million of Continental Class A Common Stock received by Providence Journal stockholders, and (ii) the assumption of $410 million of the New Cable Indebtedness by Continental. After giving effect to the payment by Continental of the purchase price of $405 million in connection with the King Cable Purchase, the excess of the purchase price over the net assets of discontinued cable operations is estimated to be $580 million.

(8) To reflect the deemed distribution of approximately $585 million of the proceeds from the sale of Providence Journal Cable and the PJC Spin-Off. Proceeds of $585 million are in the form of Continental Class A
     Common Stock distributed by Continental directly to Providence Journal stockholders in the Merger.

(9) To record the exchange of Old PJC shares for Registrant shares. 38,500 shares of Registrant Class A Common Stock and 46,817 shares of Registrant Class B Common Stock, both at par values of $1.00 per share, were distributed to the stockholders of Providence Journal in the PJC Spin-Off.

(10) To pay down accounts payable with excess cash and adjust debt for cash flow from September 30 to October 5.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

On October 5, 1995, the Company completed the Merger of its Cable operations with Continental and also completed related transactions including the purchase of the remaining 50% interest in King Holding Corp.
(KHC) and the spin-off of non-cable assets into a newly formed company, The Providence Journal Company (the "Registrant"). After the spin-off, shareholders of the Company now own the equivalent number and class of common shares of the Registrant. Note 2 included in this Form 10-Q provides a detailed discussion of these transactions.

Results of Operations
---------------------

The following tables present historical and restated combined Statements of Operations for 1994 and 1995 quarterly and year-to-date results. The restated combined results consolidate KHC's Broadcast operations, with appropriate adjustments for minority earnings and discontinued cable operations. Historically, the investment in KHC was accounted for under the equity method. Management believes these restated combined Statements of Operations present results that are more indicative of the current status of the Registrant.

                        THE PROVIDENCE JOURNAL COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                                       QUARTER ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------------------------
                                                      HISTORICAL                                        RESTATED
                                           --------------------------------                  --------------------------------
                                            1994                     1995                     1994                     1995
                                           -------                  -------                  -------                  -------
                                                      (UNAUDITED)                                      (UNAUDITED)
Revenues:
  Publishing                               $30,576                  $30,319                  $30,576                  $30,319
  Broadcasting                              12,704                   13,796                   40,172                   42,485
                                           -------                  -------                  -------                  -------
    Total net revenues                      43,280                   44,115                   70,748                   72,804
                                           -------                  -------                  -------                  -------
Operating income (loss):
  Publishing                               $ 1,870                  $(4,469)                 $ 1,870                  $(4,469)
  Broadcasting                               1,621                    1,979                    7,003                    7,443
  Corporate                                 (3,887)                  (2,816)                  (4,659)                  (3,562)
                                           -------                  -------                  -------                  -------
    Total operating income (loss)             (396)                  (5,306)                   4,214                     (588)

Other income (expenses), net                 1,233                    1,358                   (2,988)                  (1,189)
                                           -------                  -------                  -------                  -------
Income (loss) from continuing operations
  before income taxes                          837                   (3,948)                   1,226                   (1,777)

Income taxes (benefits)                       (873)                  (1,120)                     478                      453
                                           -------                  -------                  -------                  -------
Income (loss) from continuing operations     1,710                   (2,828)                     748                   (2,230)

Loss from discontinued operations, net      (3,821)                      -                    (3,939)                     -
Loss from extraordinary item, net               -                    (1,652)                      -                    (1,652)
                                           -------                  -------                  -------                  -------
Loss before minority interests             $(2,111)                 $(4,480)                 $(3,191)                 $(3,882)

Minority interests                              -                        _                     1,080                     (598)
                                           -------                  -------                  -------                  -------
Net loss                                   $(2,111)                 $(4,480)                 $(2,111)                 $(4,480)
                                           =======                  =======                  =======                  =======

                        THE PROVIDENCE JOURNAL COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------------------
                                                      HISTORICAL                                        RESTATED
                                          ---------------------------------                 ---------------------------------
                                            1994                     1995                     1994                     1995
                                          --------                 --------                 --------                 --------
                                                      (UNAUDITED)                                      (UNAUDITED)
Revenues:
  Publishing                              $ 92,959                 $ 93,006                 $ 92,959                 $ 93,006
  Broadcasting                              37,902                   42,503                  118,327                  128,557
                                          --------                 --------                 --------                 --------
    Total net revenues                     130,861                  135,509                  211,286                  221,563
                                          --------                 --------                 --------                 --------
Operating income (loss):
  Publishing                              $  5,808                 $ (6,184)                $  5,808                 $ (6,184)
  Broadcasting                               3,293                    7,214                   20,857                   26,902
  Corporate                                (11,810)                 (11,088)                 (13,527)                 (12,724)
                                          --------                 --------                 --------                 --------
    Total operating income (loss)           (2,709)                 (10,058)                  13,138                    7,994

Other income (expenses), net                   789                    1,931                   (8,765)                  (7,928)
                                          --------                 --------                 --------                 --------
Income (loss) from continuing operations
  before income taxes                       (1,920)                  (8,127)                   4,373                       66

Income taxes (benefits)                     (1,714)                  (3,072)                   2,863                    2,563
                                          --------                 --------                 --------                 --------
Income (loss) from continuing operations      (206)                  (5,055)                  1,510                   (2,497)

Loss from discontinued operations, net      (6,854)                      -                   (11,279)                     -
Loss from extraordinary item, net               -                    (1,652)                      -                    (1,652)
                                          --------                 --------                 --------                 --------
Loss before minority interests            $ (7,060)                $ (6,707)                $ (9,769)                $ (4,149)

Minority interests                              -                       -                      2,709                  ( 2,558)
                                          --------                 --------                 --------                 --------
Net loss                                  $ (7,060)                $ (6,707)                $ (7,060)                $ (6,707)
                                          ========                 ========                 ========                 ========






Comparison of Quarterly and Year-to-Date Restated Results of Operations

Revenue increased 3% for the third quarter and 4.6% for the first nine months, showing no growth in the Publishing Division and growth in the Broadcasting Division. Operating income decreased $4.8 million for the quarter and $5.1 million for the nine months with losses in the Publishing Division more than offsetting increases in operating income in the Broadcasting Division. The 1995 results were impacted by the consolidation of the Providence Journal morning paper and The Evening Bulletin and rising costs of newsprint.

Income (loss) from continuing operations for the third quarter was a loss of $(2.2) million as compared to income of $.7 million last year. The decrease in operating income discussed above was partially offset by lower interest expense and higher interest income related to the Lowell Sun companies note receivable. Income (loss) from continuing operations for the first nine months decreased from a profit of $1.5 million in 1994 to a loss of $(2.5) million in 1995. In addition to the factors previously mentioned, this decrease is partially due to an increase in equity in loss of affiliated companies from $(3.5) million in 1994 to $(4.5) million in 1995. This increased loss relates to two start-up equity investments, Partner Stations Network and America's Health Network.

Loss before minority interests includes an extraordinary charge of $1.6 million in the third quarter 1995 and nine month results relating to the early extinguishment of debt. See Note 3 to these interim financial statements.
Loss from discontinued operations is not reflected in the 1995 third quarter and nine month results because loss on disposal of the cable business, including estimated loss during the phase-out period, were accrued in the fourth quarter of 1994.

Comparison of Quarterly and Year-to-Date Historical Results of Operations to Restated Results of Operations

The impact of consolidating King's Broadcast operations on continuing operations for the third quarter 1995 was a decrease in loss from $(2.8) million historical to $(2.2) million restated. Correspondingly, the impact on the first nine months of 1995 was favorable with loss from continuing operations on a historical basis of $(5.1) million, declining to $(2.5) on a restated basis. The King Broadcast television stations are experiencing the same growth trends as the Company's wholly owned stations with a 4% increase in revenue in the third quarter and a 7% increase in revenue for the first nine months.

ANALYSIS BY SEGMENT


Publishing Segment
The following table sets forth certain operating and other data for the quarter and nine months ended September 30, 1994 and 1995:

                                                  QUARTERS ENDED                    NINE MONTHS ENDED
                                                  --------------                    -----------------
                                          SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                              1994              1995              1994              1995
                                          -------------     -------------     -------------     -------------
OPERATING DATA:
Revenues:
 Advertising                                $22,225           $21,632           $68,592            $67,018
 Circulation                                  7,850             8,077            23,018             23,996
 Other                                          502               610             1,350              1,992
                                            -------           -------           -------            -------
                                            $30,577           $30,319           $92,960            $93,006
                                            =======           =======           =======            =======

 Operating income (loss)                    $ 1,871           $(4,469)          $ 5,809            $(6,183)
                                            =======           =======           =======            =======

OTHER DATA:
Earnings before interest, taxes,
  depreciation and amortization*            $ 4,735           $ 2,330           $14,347            $ 8,423
                                            =======           =======           =======            =======
Average Net Paid Circulation:
  Daily                                                                         184,284            180,665
  Sunday                                                                        268,087            260,697
                                                                                =======            =======




*Excludes one-time charges for consolidation of morning and afternoon newspapers for the quarter and nine months ended September 30, 1995 of $4,125 and $6,424, respectively.

Publishing revenues were flat for the third quarter and nine months. Advertising revenues were down as a result of a weak Rhode Island market. Circulation revenues were slightly ahead of the prior year, as price increases more than offset declines in circulation levels.

Operating income for the Publishing Division declined in the third quarter from $1.9 million in 1994 to $(4.5) million loss in 1995. For the nine months, operating income declined from $5.8 million in 1994 to $(6.2) million loss in 1995. The Publishing Division operating results were significantly affected by two factors: One-time costs associated with the consolidation of the Rhode Island newspapers as previously discussed ($4.1 million charge for the third quarter and $6.4 million charge during the first nine months), and a major increase in newsprint and ink ($1.7 million increase for the third quarter and $4.4 million increase for the first nine months because of a 43% increase in average newsprint price). Included in the $6.4 million one-time charge for the newspaper consolidation is a $3.8 million non-cash cost associated with a voluntary retirement program which ended on September 30, 1995. This cost will be paid out of the Company's over funded retirement plan. The remainder of the charge relates to promotion, training and another voluntary separation program, all of which have been funded as of September 30, 1995.

Publishing Outlook. Publishing results in 1995 were impacted by two critical factors: the weak Rhode Island economy and the sharp increases in newsprint prices experienced throughout the industry. Newsprint expense, currently represents approximately 18% of operating costs. The average newsprint price per ton is expected to continue to rise throughout 1995 and into 1996 due to increased demand and this trend will continue to have an adverse impact on the Company's future operating results. The Publishing Division has implemented newsprint conservation programs to help offset price increases.

The Publishing Division faces many industry changes, including growth of electronic media. In addition, advertising revenue growth over the long term may be limited by structural shifts in the retail marketplace both nationally and locally, including retailer consolidations, changing consumer buying habits and growth in discount stores which use little newspaper advertising.

Broadcasting Television Segment

The following table sets forth operating results for the Company's Broadcast Television Division to include both wholly owned stations(historical) and combined with KHC's Broadcast operations (restated).

                                                                       QUARTERS ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------------------------
                                                      HISTORICAL                                        RESTATED
                                           --------------------------------                  --------------------------------
                                            1994                     1995                     1994                     1995
                                           -------                  -------                  -------                  -------

OPERATING DATA:
  Net Revenues                             $12,704                  $13,796                  $40,172                  $42,485
                                           =======                  =======                  =======                  =======
  Operating Income                         $ 1,621                  $ 1,979                  $ 7,003                  $ 7,443
                                           =======                  =======                  =======                  =======

  Other Data:
  ----------
    Earnings before Interest, Taxes
      Depreciation and Amortization        $ 3,515                  $3,515                   $12,244                  $12,564
                                           =======                  =======                  =======                  =======

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------------------------
                                                      HISTORICAL                                        RESTATED
                                           --------------------------------                  --------------------------------
                                            1994                     1995                     1994                     1995
                                           -------                  -------                  -------                  -------

OPERATING DATA:
  Net Revenues                             $37,902                  $42,503                  $118,327                 $128,557
                                           =======                  =======                  ========                 ========
  Operating Income                         $ 3,293                  $ 7,214                  $ 20,857                 $ 26,902
                                           =======                  =======                  ========                 ========

  Other Data:
  ----------
   Earnings before Interest, Taxes
      Depreciation and Amortization        $ 9,189                  $11,867                  $ 37,063                 $ 41,919
                                           =======                  =======                  ========                 ========


Broadcasting revenues (restated) increased 5.8% for the third quarter and 8.6% for the first nine months. The increase resulted from continuing improvement in local and regional marketing conditions combined with expanded sports coverage in certain markets. Broadcast revenues were negatively impacted in the third quarter 1995 by the large advance bookings of advertising by the major networks which reduced demand for spot advertising at the Company's stations. This trend is expected to continue into the fourth quarter.

Operating income (restated) increased 6.3% for the third quarter and 29% for the first nine months. Increase in operating expenses were modest until the third quarter when the Division accelerated investing in its Northwest Cable News channel and its start-up news operation in Honolulu.

EBITDA is defined as operating income plus depreciation and amortization. The overall impact on the Broadcasting Division of consolidating the King Broadcasting business (restated) with the Company's wholly owned business (historical) was to improve EBITDA $9 million for the first quarter of 1995 and $30 million for the first nine months of 1995. Management believes that EBITDA serves as an important financial analysis tool for measuring and comparing other companies in the same lines of business.

Broadcast Television Outlook.

Local network affiliated television stations are expected to remain the dominant provider and distributor of local news and entertainment programming. The launch during January 1995 of two new additional national networks, Paramount and Warner Brothers, is evidence of the strength and viability of broadcast television.

Results for 1996 are expected to be favorably impacted by the Olympics, which will be carried on NBC, and the Presidential election. However, competition for the attention of television viewers is increasing. It is the Company's strategy to protect and increase audience share and revenue of each of its markets by maintaining a strong relationship with its networks and producing local programs which create an identity with its viewers and advertisers.
KHNL in Honolulu will switch to NBC in the first quarter of 1996. The Northwest Cable News channel is expected to be launched in late 1995.

Liquidity and Capital Resources (Refer to Pro Forma Balance Sheet in Note 8 to
--------------------------------------------------------------------------------
the interim financial statements)
---------------------------------
The Company's total debt on a pro forma basis as of September 30, 1995 was $235 million, with a debt to equity ratio on a pro forma basis of 0.84, as compared to 1.2 on a historical basis as of September 30, 1995. In conjunction with the reorganization, the Company entered into a new Credit Agreement on October 5, 1995 with maximum credit availability of $375 million. See Note 3 to the interim financial statements for further information. As of the close of the reorganization on October 5, 1995, $150 million was available under this credit facility. Credit availability under this Credit Agreement decreases quarterly on a schedule commencing December
31, 1996 with a final maturity on June 30, 2004. To manage exposures associated with interest rate fluctuations under the Credit Agreement, the Company maintained its existing interest rate swap arrangement in the notional amount of $200 million in 1996.

EBITDA on a restated basis for the combined Company for the first nine months of 1994 and 1995 is as follows:


                                               NINE MONTHS
                                              -------------
                                          1994            1995
                                          ----            ----
            Publishing Division          $ 14,347       $  8,423
            Broadcasting Division          37,063         41,919
            Corporate                     (12,909)       (11,928)
                                         --------       --------
            Restated EBITDA              $ 38,501       $ 38,414
                                         ========       ========


The declining EBITDA in the Publishing Division is partially offset by improving EBITDA in the Broadcasting Division and Corporate, resulting in nearly flat EBITDA for the first nine months of 1995 as compared with the prior year.

The EBITDA for the Publishing Division for 1995 excludes the one-time charge of $6.4 million associated with the consolidation of its Rhode Island newspaper.

Future cash flow from the combined operating activities of the Company and KHC's Broadcasting television business is expected to be sufficient to meet capital investment, debt repayment and dividend requirements. The Company expects to use its credit facility and cash flow from operations for a number of purposes including developing its existing businesses, investing in programming ventures and payment of dividends at a rate that is initially consistent with the rate currently paid by the Company. See Note 4 to these interim financial statements.

Historical Cash Flow (Refer to Condensed Consolidated Statements of Cash Flow on page 5 to the interim financial statements)

For the first nine months of 1995, the Company used $(22.4) million in cash for operating activities as compared to providing $14.2 million in the comparable period of the prior year. This substantial decrease primarily resulted from payments of approximately $35 million in September 1995 of severance associated with the sale of the Company's cable television business and deferred incentive compensation payable in connection with the reorganization (See Note 5(a) to the interim financial statements).

Cash used in investing activities of continuing operations was $(11.6) million in the first nine months of 1995 as compared with $(7.8) million for the first nine months of 1994. The change primarily reflects an increase in investments in affiliated companies of $(10.6) million offset by proceeds from the sale by the Company of the Omni Biltmore Hotel in July
1995 for $6 million. Net cash flows used for discontinued operations of $(28.7) million in the first nine months of 1995 reflects the impact of acquiring minority interests in the Company's cable television business in order to facilitate the sale of the business to Continental.

Cash flows provided by financing activities of $61.6 million in the first nine months of 1995 included $83.8 million in proceeds from the Company's old credit facility offset by an $8.7 million early retirement of debt and payment of dividends and television program rights.

                         THE PROVIDENCE JOURNAL COMPANY


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 17, 1995, Cable LP I, Inc. ("Cable LP") brought a declaratory judgment action against Providence Journal Company, the predecessor of the Registrant ("Providence Journal"), Colony Communications, Inc. ("Colony") and Dynamic Cablevision of Florida, Inc. ("Dynamic") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony and
Dynamic were cable television subsidiaries of Providence Journal, which became units of Continental Cablevision, Inc. ("Continental") in connection with the merger (the "Merger") of Providence Journal with and into Continental, pursuant to the Agreement and Plan of Merger dated as of November 18, 1994, as amended and restated as of August 1, 1995 (the "Merger Agreement") by and among Continental, Providence Journal, the Registrant, King Holding Corp., a subsidiary of Providence Journal ("KHC") and King Broadcasting Company, a subsidiary of KHC. This case relates to a partnership (the "Dynamic Partnership"), in which Dynamic is the general partner with an 89.8% interest, and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claims that Dynamic was obligated to offer to sell to Cable LP Dynamic's general partnership interest before Providence Journal entered into the Merger Agreement with Continental. Cable LP further claims that Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP seeks a declaration by the court that the right of first refusal it is asserting applies.

Providence Journal, Colony and Dynamic made a motion to strike allegations against them of bad faith and breach of fiduciary duty, which motion was granted by the court, and they filed an Answer to the Complaint and a Counterclaim on March 16, 1995. In their counterclaim, Colony and Dynamic seek a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. Discovery is well underway. The case is scheduled to be tried in late December.

In the event that, as a result of such litigation, Dynamic is required to sell its interest in the Dynamic Partnership to Cable LP, the Merger Agreement provides that the Registrant will pay to Continental simultaneously with the closing of such sale an amount equal to the sum of (i) the amount (if any) by which the consideration received by Dynamic for the sale of such interest is less than $115 million plus (ii) the taxes which would have been payable assuming the purchase price for such interest equaled $115 million.

The Registrant's management believes that the claims asserted by Cable LP are without merit and intends to vigorously defend this matter.

ITEM 2.    CHANGES IN SECURITIES

Pursuant to the Contribution and Assumption Agreement dated as of October
5, 1995 between Old PJC and the Registrant entered into in connection with the Merger, the Registrant has agreed that for a period of four years from October 5, 1995 (the "Effective Time"), it will not (i) sell, transfer, assign or otherwise dispose of any material assets or (ii) declare, set aside or pay any dividend or other distribution (with certain exceptions) in respect of its capital stock, or redeem or otherwise acquire any of its capital stock, if, as a result of any such transaction, the Registrant would have a fair market value (determined on the basis of a sale on a private market, going concern basis, free and clear of all liabilities) of less than:
(x) for the period to and including the first anniversary of the Effective Time, $200,000,000, (y) for the period from such first anniversary to and including the second anniversary of the Effective Time, $150,000,000 and (z) for the period from such second anniversary to and including the fourth anniversary of the Effective Time, $50,000,000, PROVIDED, HOWEVER, that the Registrant may proceed with any transaction which would otherwise be prohibited by the foregoing if it provides security to Continental in form and amount reasonably acceptable to Continental.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Providence Journal on September 27, 1995, the shareholders approved the following proposals:

       (1) A proposal to approve (i) the contribution (the "Contribution") by Providence Journal of all of its businesses and assets unrelated to its cable television businesses to The Providence Journal Company (or, as the Registrant was referred to in these proposals, "New Providence Journal"), its newly created wholly owned subsidiary, in exchange for which New Providence Journal would assume all liabilities related to such businesses and assets and issue to Providence Journal a number of shares of New Providence Journal's Class A Common Stock ("New Providence Journal Class A Common Stock") and New Providence Journal's Class B Common Stock ("New Providence Journal Class B Common Stock") equal to the number of outstanding shares of Providence Journal's Class A Common Stock ("Providence Journal Class A Common Stock") and Providence Journal's Class B Common Stock ("Providence Journal Class B Common Stock"), respectively, and
(ii) the distribution (the "Distribution") of one share of New Providence Journal Class A Common Stock to the holder of each share of Providence Journal Class A Common Stock and one share of New Providence Journal Class B Common Stock to the holder of each share of Providence Journal Class B Common Stock, each as outstanding immediately prior to Distribution. The Contribution and the Distribution discussed above are hereinafter referred to collectively as the "PJC Spin-Off."

       (2) A proposal to approve and adopt an amendment to the Charter of Providence Journal (the "Providence Journal Charter Amendment") required in connection with the PJC Spin-Off to permit Providence Journal to distribute one share of New Providence Journal Class A Common Stock to the holder of each share of Providence Journal Class A Common Stock and one share of New

Providence Journal Class B Common Stock to the holder of each share of Providence Journal Class B Common Stock.

        (3) A proposal to approve and adopt the Merger Agreement which provided, among other things, for the merger of Providence Journal, which at the time of the Merger held only Providence Journal's cable television businesses and assets, with and into Continental.

        (4)      A proposal to approve and adopt the Providence Journal
Cable Division Sale Bonus Plan, which provided compensation to certain executives of Providence Journal's cable television operations upon and subject to the consummation of the Merger.


        The results of the Special Meeting were as follows:



                                  For         Against        Abstain
                                  ---         -------        -------
Proposal 1                        205,986        1              425
Proposal 2                        205,927        0              485
Proposal 3                        205,924        2              486
Proposal 4                        197,488       81            8,843

        At the Annual Meeting of Providence Journal on September 27, 1995, the shareholders approved the following proposals:

        (1) The election of four directors of the Company to serve a three-year term, and until their successors are elected and qualified. The members of the Board of Directors of the Registrant continuing in office were
F. Remington Ballou, Henry P. Becton, Jr., Peter B. Freeman, Benjamin P. Harris, III, Trygve E. Myhren, Henry D. Sharpe, Jr., W. Nicholas Thorndike and John W. Wall.

        (2) A proposal to approve the 1994 Providence Journal Employee Stock Option Plan.

        (3) A proposal to approve the 1994 Providence Journal Non-Employee Director Stock Option Plan.

        (4) A proposal to ratify and approve certain agreements with Company executives which provide, upon change of control of the Company, employment for varying terms and defined compensation if involuntary termination occurs during the term of employment.

        (5) The ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as independent auditors to audit the Company's books and accounts for the year ending December 31, 1995.


Proposal 1                               For           Withheld
                                         ---           --------
Slate of Directors
                                         189,766        12,668
Stephen Hamblett
Fanchon M. Burnham
John W. Rosenblum
Patrick R. Wilmerding

                                         For        Against        Abstain
                                         ----       -------        -------
Proposal 2                               179,981     12,270         10,183
Proposal 3                               176,776     12,380         13,278
Proposal 4                               196,742        112          5,580
Proposal 5                               182,877      4,813         14,744




ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

   (a)           Exhibits required to be filed by Item 601 of Regulation S-K:

        3  (i)   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 1 of Registrant's Registration Statement on Form 8-A dated September 29, 1995).

           (ii) By-laws of the Registrant (incorporated by reference to Exhibit 2 of Registrant's Registration Statement on Form 8-A dated September 29, 1995).

        4        Credit Agreement dated as of October 5, 1995 among Old PJC,
Registrant, Fleet National Bank, as Administrative Agent, The First National Bank of Boston, The Chase Manhattan Bank, N.A., Chemical Bank and The Toronto Dominion Bank, as Managing Agents and the other lenders named therein (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K dated October 5, 1995).

       10 (i) The Providence Journal Company 1994 Employee Stock Option Plan (incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement on Form S-8 (No. 33-63833) dated November 1, 1995).

            (ii) The Providence Journal Company 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4 (b) of Registrant's Registration Statement on Form S-8 (No. 33-63833) dated November 1, 1995).

            (iii)   Form of Restricted Stock Unit Grant Agreement
(incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-4 (No. 33-57479) dated August 31, 1995).

            (iv) Form of Change of Control Agreement (incorporated by reference to Exhibit 10.6 of Registrant's Registration Statement on Form S-4 (No. 33-57479) dated August 31, 1995).

        27          Financial data schedule

   (b)              Reports on Form 8-K

                    None


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing in his capacity as Registrant's chief accounting officer.

Dated:  November 14, 1995

THE PROVIDENCE JOURNAL COMPANY



By: /s/ Thomas N. Matlack
    ----------------------
    Thomas N. Matlack
    Vice President-Finance