Form 10-K
period 1995-12-31
PROVIDENCE JOURNAL CO
filed 1996-04-01
CIK 80816

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended:

                               DECEMBER 31, 1995

(   )            Transition Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the Transition Period from
                 ____________ to _____________.

                        Commission File Number   0-26928

                         THE PROVIDENCE JOURNAL COMPANY
             (Exact name of registrant as specified in its charter)

Delaware                                  05-0481966
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

75 Fountain Street, Providence, RI        02902-9985
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (401) 277-7000.

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock, $1.00 Par Value
Class B Common Stock, $1.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes   X                                   No
             -----                                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No established public trading market exists for the Common Stock; accordingly, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant is not ascertainable.

As of February 29, 1996, there were 38,519 shares of Class A Common Stock and 46,817 shares of Class B Common Stock outstanding.

Documents incorporated by reference:

Document                                                 Location in Form 10-K in which incorporated
- --------                                                 -------------------------------------------
Portion of the Registrant's Proxy Statement relating                 Portion of Part III
to the Annual Meeting of Stockholders

ITEM 1.   BUSINESS


GENERAL


The Registrant ("The Providence Journal Company") and its consolidated subsidiaries are herein collectively referred to as the "Company". The Company's principal executive offices are located at 75 Fountain Street, Providence, Rhode Island, and its telephone number is (401) 277-7000.

The Company is a diversified communications company with operations in television broadcasting ("Broadcasting"), newspaper publishing ("Publishing") and programming and new media ventures ("Programming and New Media"). In television broadcasting, the Company owns and operates or provides programming and marketing services for eleven television stations in nine geographically diverse markets, including five stations serving areas that are among the fifty largest domestic television markets. The Company's published newspapers known collectively as the Journal, have the largest circulation in the Rhode Island and Southeastern Massachusetts market. The Company was a founding partner of the Television Food Network, is the key investor in America's Health Network, launched the NorthWest Cable News Channel and Rhode Island Horizons (an electronic on-line information service) in 1995, and is involved in various other programming and new media ventures.

Recent Developments

Pursuant to the transactions described below, on October 5, 1995, the Company acquired its joint venture partner's 50% interest in five television broadcasting stations owned and operated by King Holding Corp. ("KHC") and disposed of all its cable operations.

Prior to the consummation of the Merger (defined below) on October 5, 1995 and other transactions described below, Broadcasting, Publishing and Programming and New Media were conducted by Old PJC (as defined below), which was also engaged in the ownership and operation of cable television systems ("PJC Cable Business"). The Company was incorporated in the State of Delaware on November 15, 1994 and is successor to Providence Journal Company ("Old PJC") which reorganized itself and disposed of its cable operations on October 5, 1995 in a series of transactions as described below. Old PJC was incorporated in the State of Rhode Island in 1884.

On October 5, 1995, Old PJC completed the acquisition of its joint venture partner's interest in KHC for $265 million, including $5 million in transaction fees (the "Kelso Buyout"), completed the transfer of all non-cable operations from Old PJC to the Company in a substantially tax-free reorganization pursuant to which the shares of capital stock of the Registrant were distributed to the shareholders of Old PJC (the "PJC Spin-Off"), and, following the PJC Spin-Off, at which point it held only Old PJC's cable television businesses and assets, Old PJC was merged ("the Merger") with and into Continental Cablevision, Inc. ("Continental"). Immediately prior to the Kelso Buyout, Continental purchased for $405 million all of the stock of King Videocable Company ("KVC"), a wholly owned subsidiary of King Broadcasting Company ("KBC"), which is wholly owned by KHC. As a result of these transactions, the Company, in substance, became successor to Old PJC, in the same lines of businesses, simultaneously disposing of its cable operations. These transactions are more fully discussed in Note 2 of the Consolidated Financial Statements. Since the Company is in substance the successor to Old PJC, the remainder of this Annual Report on Form 10-K will not distinguish between Old PJC and the Company except when such distinction is necessary for clear disclosure.

Segment Financial Information

Financial information about the Company's segments in addition to that provided in the description of the businesses which immediately follows, is provided in item 7 of this Form 10-K and in Note 18 of the Consolidated Financial Statements of the Company included herein.

EBITDA

Earnings before interest, taxes, depreciation, amortization, stock-based compensation and pension expense ("EBITDA") is considered by the Company to be a good indicator in evaluating performance and is used throughout this document. EBITDA should not, however, be considered by the reader as an alternative to operating or net income computed in accordance with generally accepted accounting principles ("GAAP") as an indicator of performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

DESCRIPTION OF BROADCASTING BUSINESS

THE STATIONS

The Company owns and operates nine network-affiliated television stations (the ''Stations'') in geographically diverse markets, including five in the fifty largest domestic television markets, as measured by the number of television households. The Company also provides programming and marketing services for two television stations (one in Honolulu and one in Tucson) under "Local Marketing Agreements" ("LMA"), as discussed below. Seven of the television stations extend their reach through satellite stations, low power television stations and translators. For the year ended December 31, 1995, the Company had net revenues from its broadcast operations of $181 million, or 58% of consolidated revenues of the Company. EBITDA for broadcasting was $64.4 million of consolidated EBITDA of $65.2 million.

The following table sets forth general information for each of the Stations and the markets they serve, based on the Nielsen Station Index as of November 1995. The Stations are listed in order of the ranking of their Designated Marketing Area ("DMA").


                                                               NUMBER OF                                    1995
                                                             COMMERCIAL TV    STATION                     MARKET
                                      CHANNEL/       DMA      STATIONS IN     RANK IN     STATION      TV HOUSEHOLDS
STATION/MARKET AREA      AFFILIATION  FREQUENCY    RANK(1)     MARKET(2)     MARKET(3)    SHARE(4)   (IN THOUSANDS)(5)
- -------------------      -----------  ---------    -------     ---------     ---------    --------   -----------------
KING-TV . . . . . .               NBC       5/VHF          12      10            1           18            1,464
Seattle, WA

KGW(TV) . . . . . .               NBC       8/VHF          24      8             2           16             933
Portland, OR

WCNC-TV . . . . . .               NBC      36/UHF          28      7             3           10             802
Charlotte, NC

KASA-TV . . . . . .               Fox       2/VHF          48      8             4           10             553
Albuquerque/Santa Fe, NM

WHAS-TV . . . . . .               ABC      11/VHF          50      7             1           21             543
Louisville, KY

KHNL(TV)  . . . . .               NBC      13/VHF          70      9             4            9             381
Honolulu, HI (6)

KREM-TV . . . . . .               CBS       2/VHF          74      4             3           17             366
Spokane, WA

KMSB-TV . . . . . .               Fox      11/VHF          80      6             4           10             344
Tucson, AZ

KTVB(TV)  . . . . .               NBC       7/VHF         127      5             1           28             233
Boise, ID

- -----------------------
(1) Ranking of DMA served by the Station among all DMA's, measured by the number of television households.
(2) Represents the number of television stations broadcasting in the DMA, excluding public stations. Does not include national cable channels.
(3) Station share ranking among all commercial television broadcast stations in its DMA, as measured by from the November 1995 Nielsen Station Index.
(4) Represents the number of television sets tuned to the Station as a percentage of the number of television sets in use for Sunday-Saturday 6:00 a.m.-2:00 a.m. from the November 1995 Nielsen Station Index.
(5)  As reported in the November 1995 Nielsen Station Index.
(6) KHNL station share and rank are shown as the Honolulu Fox affiliate. KHNL switched to the NBC affiliation on January 1, 1996.


KING-TV-Seattle, WA. KING operates in the Seattle/Tacoma market, the twelfth largest television market in the United States, with approximately 1.46 million television households and a population of approximately 3.8 million. In 1995, the Seattle/Tacoma market totaled approximately $258 million in television advertising revenue. There are ten licensed commercial television stations in Seattle/Tacoma (six VHF stations and four UHF stations) and three public stations. All four network affiliates are VHF (including KING), two independents are VHF and the other four independents are UHF. KING has been an NBC affiliate since 1959, and its current affiliation agreement expires in 2001.

KGW(TV)-Portland, OR. KGW operates in the Portland market, the twenty-fourth largest television market in the United States, with approximately 933,000 television households and a population of approximately 2.4 million. In 1995, the Portland market totaled approximately $142 million in television advertising revenue. There are eight licensed commercial television stations in the Portland market (four VHF stations and four UHF stations) and one public station. Three network affiliates are VHF (including KGW), the Fox station is UHF, one independent station is VHF and the other three independent stations are UHF. KGW has been an NBC affiliate since 1959, and its current affiliation agreement expires in 2001.

WCNC-TV-Charlotte, NC. WCNC operates in the Charlotte market, the twenty-eighth largest television market in the United States, with approximately 802,000 television households and a population of approximately
2.1 million. In 1995, the Charlotte market totaled approximately $119 million in television advertising revenue. There are seven licensed commercial television stations in Charlotte (two VHF and five UHF stations) and one public station. Two network affiliates are VHF stations, two network affiliates are UHF stations (including WCNC), and three independent stations are UHF stations. WCNC has been an NBC affiliate since 1978, and its current affiliation agreement expires in 2001.

KASA-TV-Albuquerque/Santa Fe, NM. KASA operates in the Albuquerque/Santa Fe market, the forty-eighth largest television market in the United States, with approximately 553,000 television households and a population of 1.5 million.
In 1995, the Albuquerque/Santa Fe market totaled approximately $71 million in television advertising revenue. There are eight licensed commercial television stations in Albuquerque/Santa Fe (five VHF stations and three UHF stations) and two public stations. All four networks affiliates are VHF stations (including
KASA), one independent is a VHF station and three independents are UHF stations. KASA has been a Fox affiliate since 1986, and its current affiliation agreement expires in 1998. KASA is the Fox affiliate for New Mexico and Southern Colorado.

WHAS-TV-Louisville, KY. WHAS operates in the Louisville market, the fiftieth largest television market in the United States, with approximately 543,000 television households and a population of approximately 1.4 million. In 1995, the Louisville market totaled approximately $82 million in television advertising revenue. There are seven licensed commercial television stations in Louisville (two VHF and five UHF stations) and one public station. Two network stations are VHF (including WHAS), two network stations are UHF and the three independent stations are UHF. WHAS has been an ABC affiliate since 1990, and its current affiliation agreement expires in 2000.

KHNL(TV)-Honolulu, HI. KHNL operates in the Honolulu market, the seventieth largest market in the United States, with approximately 381,000 television households and a population of approximately 1.2 million. In 1995, the Honolulu market totaled approximately $58 million in television advertising revenue. There are nine licensed commercial television stations in Honolulu (five VHF stations and four UHF stations) and one public station. All four network stations are VHF (including KHNL). One independent station is VHF
(KFVE) and four independent stations are UHF. KHNL became an NBC affiliate on January 1, 1996, and its affiliation agreement with NBC will expire in 2002.

For a description of KHNL's local marketing agreement with KFVE, see "Local Marketing Agreements".

KREM-TV-Spokane, WA. KREM operates in the Spokane market, the seventy-fourth largest television market in the United States, with approximately 366,000 television households and a population of approximately 925,000. In 1995, the Spokane market totaled approximately $43 million in television advertising revenue. There are four licensed commercial television stations in Spokane (three VHF stations and one UHF station) and three public stations. Three network affiliates are VHF stations (including KREM) and the Fox affiliate is a UHF station. KREM has been a CBS affiliate since 1977, and its current affiliation agreement expires in 1996 and it is anticipated it will be extended to 2002.

KMSB-TV-Tucson, AZ. KMSB operates in the Tucson market, the eightieth largest television market in the United States, with approximately 344,000 television households and a population of approximately 860,000. In 1995, the Tucson market totaled approximately $50 million in television advertising revenue. There are six licensed commercial television stations in Tucson (four VHF stations and two UHF stations) and two public stations. All four network affiliates are VHF stations (including KMSB), and two independent stations are UHF stations. KMSB has been a Fox affiliate since 1986, and its current affiliation agreement expires in 1998.

For a description of KMSB's local marketing agreement with KTTV, see "Local Marketing Agreements".

KTVB(TV)-Boise, ID. KTVB operates in the Boise market, the one hundred twenty-seventh largest television market in the United States, with approximately 233,000 television households and a population of 475,000. In 1995, the Boise market totaled approximately $26 million in television advertising revenue. There are five licensed commercial television stations in Boise (all VHF stations) and one public station. KTVB has been an NBC
affiliate since 1953,   and its current affiliation agreement expires in 2001.
KTVB's programming is simulcast through its low power television station, KTFT-LP, located in Twin Falls, Idaho. KTVB is the market leader in Boise, with news ratings and audience shares which are nearly double those of its nearest competitor.

COMPETITION IN THE TELEVISION INDUSTRY

Competition in the television industry is on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the Federal Communications Commission ("FCC") and the Federal Trade Commission, any of which could have a material effect on Broadcasting.

AUDIENCE.   Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the daily programming on the Stations is supplied by the network with which each Station is affiliated. In those time periods, the Stations are totally dependent upon the performance of the network programs in attracting viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the Station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership. In addition, each of Warner Brothers and Paramount has launched a new television network. The Company is unable to predict the effect, if any, that either network or future networks will have on the future operating results of Broadcasting.

In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming originated on the cable system. Through the 1970s, television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. Although cable television systems were initially used to retransmit broadcast television programming to paid subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national- scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences, and the increased competition could have an adverse effect on the advertising revenues of Broadcasting.

Other sources of competition include home entertainment systems (including VCRs and playback systems, videodisks and television game devices), ''wireless cable'' services, satellite master antenna television systems, low power television stations, television translator stations and low-powered DBS video distribution services, telephone company video systems, computer on-line services, and other entertainment and advertising media. The Stations also face competition from medium and high-powered DBS services, which transmit programming directly to homes equipped with special receiving antennas.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and "wireless cable," are expected to permit greater numbers of channels to be carried with existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized ''niche'' programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that these or other technological changes will have on the broadcast television industry or the future results of The Company's operations.

PROGRAMMING.   Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The Stations compete against in-market broadcast station competitors for exclusive access to off-network first-run products (such as Oprah) and reruns (such as Roseanne) in their respective markets. Cable systems generally do not compete with local stations for programming, although various cable networks from time to time have acquired programs that might have otherwise been purchased by local television stations. Competition for exclusive news stories and features is also endemic to the television industry.

ADVERTISING.   Advertising rates are based upon the size of the market in which the Station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the Station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces, and development of projects, features and programs that tie advertiser messages to programming. In addition to competing with other media outlets for audience share, the Stations also compete for advertising revenues, which comprise their primary source of revenues. The Stations compete for such advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. The Stations are located in competitive markets.

LOCAL MARKETING AGREEMENTS

Independent stations sometimes do not have the management expertise or operating efficiencies available to the Company as a multiple-station group broadcaster. Accordingly, these stand-alone stations often operate at minimal profit or at a loss. In Tuscon and Honolulu, the Company has entered into LMAs with the owners of such stand-alone stations pursuant to which the Company provides operational and marketing services and programming to such stations for its own account (subject to certain FCC requirements regarding licensee control of the station) and pays the station owner an agreed upon fee.

The Company's LMA strategy, in part, is intended to permit stations that otherwise might "go dark" or operate marginally to add programming and public affairs coverage and contribute to diversity in their respective markets.

In 1991 and 1993 respectively, the Company entered into 10-year LMA's, pursuant to which KMSB-TV provides marketing services and programming to KTTU-TV in Tucson, Arizona and KHNL(TV) provides marketing services and programming to KFVE(TV) in Honolulu, Hawaii. Under its LMA in Tucson, the Company is required to pay a fixed periodic fee and incur programming and operating costs relating to the LMA station, but retains all advertising revenues. Under its LMA in Honolulu, the Company incurs programming and most operating costs and is required to pay a percentage of revenue to KFVE(TV). In consultation with the respective LMA station owners, the Company in 1994 arranged for both KTTU and KFVE to become affiliates of the new United Paramount Network.

SATELLITE, LOW POWER AND TRANSLATOR STATIONS

The Company owns and operates, or is constructing, satellite, low-power or translator stations in seven of its markets. By operating these facilities, a television station is able to achieve coverage of all, or nearly all, of a market that is difficult to cover because of its large size or its terrain features. Low power television stations and translators broadcast at a lower transmitting power and cover a smaller geographic area than a full-power station. A satellite station operates as a full-power television station.

Translators or low-power television stations are operated by WCNC-TV, KMSB-TV, KASA-TV, KGW(TV), KREM-TV, KTVB(TV) and KHNL(TV). Additionally, KHNL(TV) operates two satellite stations KHBC-TV, Channel 2, Hilo, Hawaii; and KOGG(TV), Channel 15, Wailuku, Hawaii.

LICENSING AND REGULATION

The following is a brief discussion of certain provisions of the Communications Act and of FCC regulations and policies that affect Broadcasting. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC, on which this discussion is based, for further information concerning the nature and extent of FCC regulation of television broadcasting stations.

LICENSE RENEWAL, ASSIGNMENTS AND TRANSFERS.   Television broadcasting licenses
are granted for a maximum of eight years (five years prior to 1996) and are subject to renewal upon application to the FCC. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting license without prior FCC approval. In determining whether to grant or renew a broadcasting license, the FCC considers a number of factors pertaining to the applicant, including compliance with limitations on alien ownership, common ownership of broadcasting, cable and newspaper properties, and compliance with character and technical standards. The Telecommunications Act of 1996 ("Telecommunications Act"), which has been enacted, but not yet fully implemented by the FCC, eliminates the comparative renewal process and
simplifies license renewal.   During certain limited periods when a renewal
application is pending, petitions to deny a license renewal may be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest,
convenience and necessity.   The FCC is required to renew a broadcast license
if the FCC finds that the station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of either the Communications Act or the FCC's rules; and there have been no other violations by the licensee which taken together would constitute a pattern of
abuse.   If the incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC then has the authority to deny the renewal application and consider a competing application.

Failure to observe FCC rules and policies, including, but not limited to, those discussed herein, can result in the imposition of various sanctions, including monetary forfeitures, the grant of short-term (i.e., less than the full eight-years) license renewals or, for particularly egregious violations, the denial of a license renewal application or revocation of a license.

The FCC license for WCNC-TV expires on December 1, 1996. The license for WHAS-TV expires on August 1, 1997. The licenses for KMSB-TV, KASA-TV and KTVB(TV) expire on October 1, 1998. The licenses for KING-TV, KREM-TV, KGW(TV) and KHNL(TV) expire on Feb. 1, 1999.

MULTIPLE OWNERSHIP RULES AND CROSS OWNERSHIP RESTRICTIONS. The FCC generally applies its ownership limits to ''attributable'' interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, mutual funds, bank trust departments and certain other passive investors that are holding stock for investment purposes only) are generally deemed to be attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. On a national level, pursuant to the Telecommunications Act, the FCC has eliminated the restrictions on the number of television stations in which a person or entity may have an attributable interest. The Telecommunications Act establishes a national television audience reach limit of 35%. The Telecommunications Act requires the FCC to conduct a rulemaking proceeding to determine whether the local "duopoly" television ownership rules should be retained, modified or eliminated. The present "duopoly" rules prohibit attributable interests in two or more television stations with overlapping service areas. The Telecommunications Act grandfathers existing LMAs and permits future LMAs that are in compliance with FCC rules. The FCC may, however, consider the adoption of new restrictions on television LMAs, including the treatment of an LMA as an attributable interest in the future. Further, if the FCC were to find that a licensee of an LMA station failed to maintain control over its operations, the licensee of the LMA station and/or the operator be subject to sanctions. The Telecommunications Act directs the FCC to extend its liberal waiver policy of the one-to-a-market restrictions (allowing radio-television combinations) to the top 50 markets, consistent with the public interest, convenience and necessity.

The statutory prohibition against television station/cable system cross-ownership is repealed in the Telecommunications Act, but the FCC's parallel cross-ownership rule remains in place. The FCC intends to conduct a proceeding on repeal of this cross-ownership restriction. The television station/daily newspaper cross-ownership prohibition in the FCC rule was not repealed by the Telecommunications Act. The FCC, however, intends to conduct a rulemaking proceeding on whether to repeal the restriction. The Telecommunications Act requires the FCC to review its ownership rules biennially as part of its regulatory reform obligations.

The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such changes may have on its broadcasting operations.

ALIEN OWNERSHIP.   Under the Communications Act, broadcast licenses may not be granted to or held by any corporation having more than one-fifth of its capital stock owned of record or voted by non-U.S. citizens (including a non-U.S. corporation), foreign governments or their representatives (collectively, ''Aliens'') or having an Alien as an officer or director. The Communications Act also prohibits a corporation, without an FCC public interest finding, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, any officer of which is an Alien, or more than one-fourth of the directors of which are Aliens, or more than one-fourth of the capital stock of which is owned of record or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including general and limited partnerships. As a result of these provisions, and without an FCC public interest finding, the Company, which serves as a holding company for its various television station licensee subsidiaries, cannot have more than 25% of its capital stock owned of record or voted by Aliens, cannot have an officer who is an Alien and cannot have more than one-fourth of the Company's Board of Directors consisting of Aliens.

PROGRAMMING AND OPERATION.   The Communications Act requires broadcasters to
serve the ''public interest.'' Since the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. Broadcast station licensees continued, however, to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming may be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed, and generally may be considered by the FCC, at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, children's television programming, political advertising, sponsorship identifications, contest and lottery advertising, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, broadcast licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application.

SYNDICATED EXCLUSIVITY/TERRITORIAL EXCLUSIVITY.   Effective January 1, 1990,
the FCC reimposed syndicated exclusivity rules and expanded the existing network non-duplication rules. The syndicated exclusivity rules allow local broadcast stations to require that cable operators black out certain syndicated, non-network programming carried on ''distant signals'' (i.e., signals of broadcast stations, including so-called superstations, that serve areas substantially removed from the local community).

PRIME TIME ACCESS RULE.   The FCC's prime time access rule (the ''PTAR'') also
places programming restrictions on affiliates of ''networks''. The PTAR restricts affiliates of ''networks'' in the 50 largest television markets (as defined by the PTAR) from broadcasting more than three hours of network programming during the four hours of prime time. Five of the Stations are located in the nation's 50 largest television markets. In a Report and Order released on July 31, 1995, the FCC decided to repeal the PTAR effective August 30, 1996. The Company cannot predict the effect any modification or elimination of the PTAR would have on Providence Journal's programming or operations.

RESTRICTIONS ON BROADCAST ADVERTISING.   The advertising of cigarettes on
broadcast stations has been banned for many years. The broadcast advertising of smokeless tobacco products has more recently been banned by Congress. Certain Congressional committees have in the past examined legislative proposals to eliminate or severely restrict the advertising of beer and wine. Providence Journal cannot predict whether any or all of such proposals will be enacted into law and, if so, what the final form of such law might be. The elimination of all beer and wine advertising would have an adverse effect on the Stations' revenues and operating income as well as the revenues and operating income of other stations that carry beer and wine advertising.

OTHER PROGRAMMING RESTRICTIONS.    The Telecommunications Act requires that any
newly manufactured television set with a picture screen of 13 inches or greater be equipped with a feature designed to enable viewers to block all programs with a certain violence rating (the "v-chip"). The FCC, after consulting with the TV manufacturing industry, shall specify the effective date of this requirement, which may not be less than two years after enactment of the law. The FCC is directed to oversee the adoption of standards for this blocking technology. If the television industry has not voluntarily devised a violence rating system within one year, the FCC is directed to prescribe a rating system. Industry efforts to adopt a rating system, similar to the motion picture rating system, are now underway. The Company cannot predict whether the v-chip and a ratings system will have any significant effect on the operations of Broadcasting.

CABLE "MUST-CARRY" OR "RETRANSMISSION CONSENT" RIGHTS.   The 1992 Cable Act
requires television broadcasters to make an election to exercise either certain "must-carry" or "retransmission consent" rights in connection with carriage by cable television systems of its programming in the station's local market. If a broadcaster chooses to exercise its must-carry rights, it may demand carriage on a specified channel on cable systems within its market. Must-carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on and the location and size of the cable system and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline to carry a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement.

On April 8, 1993, a three-judge panel of the United States District Court for the District of Columbia upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. In 1994, the Supreme Court ruled that the must-carry provisions were ''content neutral'' and thus not subject to strict scrutiny and that Congress' stated interests in preserving the benefits of free, over-the- air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. However, the Court remanded the case to a lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm local broadcasting. In late 1995, on remand, the three-judge panel of the United States District Court for the District of Columbia upheld the constitutionality of the must-carry requirements. The case is now again before the Supreme Court. A decision is likely in the first half of 1997.

PROPOSED LEGISLATION AND REGULATIONS. The FCC has proposed the adoption of rules for implementing Advanced Television (''ATV'') in the United States. Implementation of ATV will improve the technical quality of over-the-air broadcast television. Under certain circumstances, however, conversion to ATV operations may reduce a station's geographical coverage area. The FCC is considering the implementation of a proposal that would allot a second broadcast channel to each regular commercial television station for ATV operation. Stations would be required to phase in their ATV operations on the second channel, with a three-year period to build necessary ATV facilities and a consecutive three-year period in which to begin operations. Such stations would be required to surrender their non-ATV channel 15 years after the commencement of the first three-year period. Implementation of ATV will impose additional costs on television stations providing the new service due to increased equipment and operating costs. The Company estimates that the adoption of ATV would require average capital expenditures of approximately $8-10 million per Station to provide facilities and equipment necessary to broadcast an ATV signal. The introduction of this new technology will require that consumers purchase new receivers (television sets) for ATV signals or, if available by that time, adapters for their existing receivers. The FCC has also proposed to assign to full-power ATV stations the channels currently occupied by LPTV stations, which could adversely affect the Company's LPTV channels. When the Telecommunications Act was passed, certain leaders in Congress asked the FCC to postpone issuing ATV licenses pending consideration of possible future legislation that might require broadcasters to bid at auction for ATV channels or which might require that the current conventional channels be returned to the government on an expedited schedule. In the course of the debate on the federal budget, some leaders in Congress have proposed various plans that might require the auctioning of the spectrum which broadcasters will need in order to provide ATV. Various plans for raising revenue also include provisions to require the auctioning of radio frequencies in bands which encompass those currently licensed for use by broadcasters, including those channels used for "auxiliary" purposes, such as remote pickups in electronic news gathering and studio-to-transmitter links. Hearings on spectrum auctions and usage will be held by Congress beginning in the Spring of 1996. While the Company believes that the FCC will authorize ATV in the United States, the Company cannot predict when such authorization might be given or the effect such authorization might have on Broadcasting. The Company cannot predict whether legislation requiring auctions for ATV spectrum will be enacted or the effect of such legislation.

In addition, the FCC is conducting an inquiry to consider proposals to increase broadcasters' obligations under its rules implementing the Children's Television Act of 1990, which requires television stations to present programming specifically directed to the ''educational and informational'' needs of children. Other matters that could affect the Stations include technological innovations affecting the mass communications industry such as technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full-power television broadcasting service.

Congress and the FCC also have under consideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Broadcasting and the Stations, result in the loss of audience share and advertising revenues of the Stations, and affect the Company's ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, for example, (i) changes to the license renewal process; (ii) imposition of spectrum use or other governmentally imposed fees upon a licensee; (iii) proposals to expand the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; (iv) proposals to increase the benchmarks or thresholds for attributing ownership interest in broadcast media; (v) proposals to change rules or policies relating to political broadcasting; (vi) technical and frequency allocation matters, including those relative to the implementation of ATV; (vii) proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on broadcast stations; (viii) changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; (ix) changes to broadcast technical requirements; and
(x) proposals to limit the tax deductibility of advertising expenses by advertisers.

The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on Broadcasting.

The foregoing does not purport to be a complete discussion of all of the provisions of the Communications Act or other Congressional Acts or the regulations and policies promulgated by the FCC thereunder. Reference is made to the Communications Act, other Congressional Acts, such regulations, and the public notices promulgated by the FCC, on which the foregoing discussion is based, for further information. There are additional FCC regulations and policies, and regulations and policies of other federal agencies, that govern political broadcasts, public affairs programming, equal employment opportunities and other areas affecting the Station's businesses and operations.

DESCRIPTION OF PUBLISHING BUSINESS

GENERAL

The Company publishes (i) the Providence Journal-Bulletin, Monday through Saturday, and (ii) The Providence Sunday Journal (collectively the
"Journal") in Providence, Rhode Island. The Journal is primarily distributed by home delivery throughout Rhode Island and Southeastern Massachusetts. Founded in 1820, the Providence Journal is the oldest continuously published daily newspaper in the United States. The largest newspaper in the Rhode Island and Southeastern Massachusetts market, the Journal maintains its market position through effective reporting, dedication to public service, quality printing and efficient distribution. The Journal has received numerous awards over the years for its coverage of both local and national issues, including a Pulitzer Prize in 1994, its fourth.

The Publishing division generated approximately $128 million in revenues in 1995 or 41% of consolidated operating revenues. Publishing was $14.8 million of consolidated EBITDA of $65.2 million.

On June 5, 1995, the Company consolidated the morning Providence Journal and The Evening Bulletin as the Providence Journal-Bulletin, a morning newspaper. Approximately $2 million of the $6 million in initial savings was reinvested to improve local news coverage. Annual savings are expected to be $4 million. As a result of the consolidation to a single cycle, daily circulation has dropped 5.0% from an average of approximately 177,500 for the month of July 1995 to approximately 169,000 (as calculated by management) for the two months ended February, 1996 and is expected to continue to fall somewhat in the first half of 1996. However, a recent study conducted by the Company has indicated that both daily and Sunday readership has remained constant over the past three years with daily readership fluctuating between 56% and 58% of the total adults in the market and Sunday readership remaining between 68% to 70% of total adults in the market. In addition, management is making efforts to increase circulation levels through expanded local coverage and continued improvement in content and customer service. There can be no assurances, however, that management will be successful in these efforts. Despite the decline in circulation levels, circulation revenues of $32.2 million in 1995 were 4% ahead of 1994 circulation revenues of $30.9 million as a result of price increases.

CIRCULATION AND PRICING

The following table shows the average net paid daily, Saturday and Sunday circulation of the Journal for the 52 weeks ended on the last Sunday in March in each of the years 1991 through 1994, as reported by the Audit Bureau of Circulation (the ''Audit Bureau''), an independent agency that audits the circulation of most U.S. newspapers and magazines on an annual basis. To coincide with the consolidation discussed in the previous paragraph, the auditing cycle at the "Audit Bureau" was changed to July 2, 1995, a 53-week period. The 13 week interim period, March 27, 1994 to June 26, 1994, was audited but is not shown below.

                                AVERAGE NET PAID CIRCULATION
                              --------------------------------
                  52 WEEKS ENDED                     DAILY  SATURDAY    SUNDAY
                  --------------                  --------- --------- ----------
                    March 31, 1991                202,200   188,900   265,000
                    March 29, 1992                197,100   186,400   268,100
                    March 28, 1993                192,500   182,700   269,100
                    March 27, 1994                188,200   179,600   268,800
                    July 2, 1995                  184,100   177,000   264,300

The above numbers are before the consolidation of the morning and afternoon
newspapers.  Circulation levels as calculated by management     for the two
months ended February 29, 1996 are approximately 169,000 for Daily Circulation and 251,900 for Sunday Circulation.

The suggested newsstand price of the Journal is $.50 on Monday through Saturday and $2.00 on Sunday, which was increased from $1.75 on February 4, 1996. The suggested rate charged to subscribers for home delivery of the daily and Sunday newspapers is $4.05 per week, which was increased from $3.80 on February 4, 1996 and from $3.60 in October, 1995. Approximately 76% of the Monday through Saturday circulation and approximately 68% of the Sunday circulation were home-delivered in calendar year 1995.

ADVERTISING

Approximately three-quarters of the revenue of the Journal is derived from the sale of advertising (historically between 70% and 80% of the Journal's revenues). In recent years, retail advertising has accounted for approximately 60%, classified advertising approximately 30%, and national advertising approximately 10% of the total advertising revenue for the Journal. Reail advertising appears throughout the Journal and is comprised of display advertising from local merchants, such as grocery and departments stores, and national retail advertisers that have local outlets. Classified advetising is comprised for display and agate line advertisements which are listed together in sequence by the nature of the advertisement, such as automobile, employment and real estate and appear in the classified section of the Journal. National advertising is comprised of advertisements from national distributors and manufacturers that appear throughout the Journal. The Journal also contains preprint advertisements which are advertising inserts that are provided to the Journal for distribution both in the Journal and at times through the mail. Preprint advertising revenue is derived primarily from retail and national advertisers and accounted for approximately 20% of the total Journal advertising revenue in calendar year 1995.

The Journal increased advertising rates for most major categories of retail and classified advertising by at least 3% in 1993, 1994 and 1995.

Production and Raw Materials

In 1987, the Company began operations of its newly constructed flexographic printing and distribution plant in Providence, Rhode Island. The use of flexography, a water-based printing process, improves printing quality and prevents newspaper ink from rubbing off onto the reader's hands. The facility is also equipped with computer control-driven systems, which shut down presses within five copies of the specified production number, thereby significantly reducing the number of unusable copies.

Newprint costs, which are the largest component of direct expenses, have in recent years accounted for between 16% to 24% of the Journal's total operating expenses. In 1995, the Journal incurred total newprint costs of $21.5 million, or 20% of total Journal operating expenses, and used approximately 33,000 metric tons of newsprint. Management reduced the number of newsprint suppliers to five from eight in 1992 and has entered into contracts with these suppliers resulting in favorable pricing and continuity of supply. The Journal currently receives modest discounts off list price for newsprint supplies. Additional cost savings have been achieved by the implementation of quality controls.

Newsprint expenses are considered variable to the extent that usage varies depending on advertising linage. Newsprint prices move in cycles associated with the capacity of paper mills and newspaper demand. When national advertising linage levels declined beginning in 1988, suppliers began offering substantial discounts of between 10% and 18% from list price, which grew over time to 40% discounts. Newsprint prices then increased significantly because of increased demand and constricted supply. Newsprint prices per ton paid by the Company increased approximately 45% in 1995 over 1994 levels. Recently, the major paper producers withdrew their planned increase of 7% for 1996. The Company believes that newprint prices will decline somewhat as a result of market trends reflected in this withdrawn price increase.

OTHER PUBLISHING ACTIVITIES

The Journal has also developed a number of fax-on-demand services providing material ranging from old Journal newspaper articles to current information on sports, weather and other subjects of general interest. The Journal has also developed and expanded Journal Line, a voice information service; the New England Wire Service, which electronically provides editorial content to area newspapers; and Journal Telemarketing, a telemarketing sales division providing services to a range of customers.

In 1990, the Company provided financing to Lowell Sun Publishing Company (the publisher of the Sun, a daily newspaper serving the Lowell, Massachusetts area) and Lowell Sun Realty Company (collectively, the ''Lowell Sun Companies'') in the amount of approximately $26 million, and agreed to provide a $6.5 million revolving credit facility to the Lowell Sun Companies. These loans are secured by a lien on the assets of Lowell Sun Companies, plus a pledge of a controlling interest in the stock of such companies. In connection with this financing, the Company received a warrant to acquire up to a 41.67% interest in the
Lowell Sun Companies which it chose not to exercise.   The loan and credit
facility which were originally due in March, 1996 are subject to a forebearance until January 2, 1997.

In 1993, the Company launched the Town Crier, a weekly newspaper referred to in the industry as a "shopper", containing coupons and advertisements directed at consumers, in fourteen communities adjacent to Providence, Rhode Island. In connection with this project, the Company entered into a multi-year management contract with Shopper Enterprises, Inc., a firm based in Minnesota. In 1995, the Company made a decision to discontinue this project and in December, 1995 ceased publication.

COMPETITION

The Journal has five daily newspaper competitors in the Rhode Island: The Times (Pawtucket, RI), Woonsocket Call, Daily News (Newport, RI), Westerly Sun, and Kent County Daily Times each with net paid circulation levels under 20,000.
The Journal also encounters competition in varying degrees from Boston and other Massachusetts newspapers, nationally circulated newspapers, television, radio, magazines, electronic publishing services, and other advertising media,
including direct mail advertising and yellow pages.   The competition from
electronic information services may be increased in the future as a result of the Telecommunications Act which allows the Regional Bell Holding Companies to provide such services, subject to certain safeguards.


DESCRIPTION OF PROGRAMMING AND NEW MEDIA BUSINESS

The Company has interests in a number of developing entertainment and information businesses which are closely related to the Company's traditional media businesses. The Company's strategy in these businesses is to apply its expertise in the production and distribution of content to new media formats as they arise. In particular, the Company has focused on cable television programming services and interactive on-line media.

CABLE TELEVISION PROGRAMMING

The Company continually reviews opportunities to participate in the creation and development of new cable television programming services. The Company seeks to enter into partnerships and other relationships with companies or individuals having specialized expertise with regard to the content of the programming. The Company's practice is to play the leading role in the formation and management of the service and to increase its ownership interest when appropriate.

Television Food Network

As of December 31, 1995, the Company controlled a 20% interest in Television Food Network, G.P. ("TVFN"). The Partnership was formed specifically to own and operate the Television Food Network channel. TVFN is a 24-hour advertising supported network service that provides television programming related to the preparation, enjoyment and consumption of food, as well as programs focusing on nutrition and topical news areas. TVFN is a general partnership consisting of eight media companies with cable television, broadcast television and programming holdings. TVFN is distributed predominantly through cable television stations to approximately 15.4 million subscribers throughout the United States. The Company is the general partner of the managing partner of TVFN and has invested approximately $12.6 million through December 31, 1995.
In addition, the Company is negotiating with three of its partners to purchase interests which, when combined with the Company's current interest, would give the Company majority ownership of TVFN. TVFN is based in New York, NY.

Programming. TVFN's programming effectively targets a mostly female audience. TVFN's schedule consists of an eight hour block of programming, approximately 90% of which is original and exclusive programming owned by the network. Generally, each hour of programming is repeated multiple times throughout each week. During its first two years of operations, TVFN has created a library of valuable programming assets of cooking shows, restaurant reviews, nutrition shows, and other food-related programming that can be re-edited and repurposed in multiple ways.

Distribution.  TVFN's full-time equivalent subscriber base grew 57% in 1995 to
15.4 million, from 9.9 million at year end 1994. At present, TVFN has affiliation agreements with 42 of the top 50 multiple system operators and is carried in 26 of the top 50 cable systems in the United States. TVFN has not charged distributors for carriage of its service since its inception. However, as regulatory changes evolve, TVFN will consider license fees as an additional revenue stream opportunity. TVFN originally benefited from the distribution capabilities of its partners through cable carriage and retransmission consent agreements. To date, TVFN partners have contributed 11.8 million subscribers, or 76% of the current subscriber base. TVFN is pursuing distribution agreements with all appropriate cable, telephone, direct broadcast satellite and multi-channel, multi-point distribution systems. Three minutes of local spots are currently made available to the distributor for the sale of advertising time. Approximately 30% of TVFN subscribers are in cable systems which insert advertising locally on the network. The network promotes the advantage of local insertion in order to drive further subscriber penetration.

Viewership. TVFN's programming strategy is to broadcast programming to reach a target audience of women, particularly young and working women, in order to attract advertisers. The network reaches 34% more working women than the average of all other cable networks. Additionally, TVFN viewers are highly interactive with the network. TVFN receives approximately 40,000 letters per month from viewers requesting recipes, critiquing the network, and writing to chefs and hosts.

Merchandising. A significant part of the network's strategy going forward is to tap into the high interest and involvement of its viewers by creating and marketing merchandise related to the network, its programs and its talent. In 1996, TVFN will introduce several on-air direct merchandising projects which allow the network to share in the revenues from the on-air sale of merchandise. In each of these segments, products will be presented for sale by the network in both short and long form programming formats. This strategy will allow TVFN to play the role of retailer and participate in the retail margin of the product sales effort. Among the product selection will be TVFN branded items, product from third party suppliers and advertiser-related products. As TVFN's merchandising plan develops and as success dictates, a strategic partner with fulfillment, customer service and warehousing capabilities may be desired.

America's Health Network

On April 5, 1995, the Company entered into an agreement to purchase an interest of up to 37% in America's Health Network, Inc. ("AHN, Inc."), a development stage cable programming network service that provides health-related information and products. The channel launched on March 25, 1996 with 750,000 subscribers. In early 1996, AHN, Inc. was reorganized and became America's Health Network, L.L.C. ("AHN LLC"), a limited liability corporation which is the general partner in AHN Partners, L.P. ("AHN Partners"), a limited partnership formed to carry on the operations of the network. The Company has invested approximately $15.3 million collectively in AHN LLC and AHN Partners as of March 25, 1996, representing a 59% interest, which is considered temporary until the full funding by investors is completed, which is expected to occur in the second quarter of 1996. It is anticipated that the Company's overall interest in this venture at that time will be approximately 50%. Although consolidation is not material to the Company's financial statements, to the extent the Company has control over this investment, it will be consolidated in 1996. AHN is based in Orlando, Florida.

American's Health Network ("AHN") is a basic cable television programming service principally featuring viewer call-in programs designed for health-conscious adults who are active participants in their own health care and the health care of spouses, parents and children. AHN's Ask the Doctor programs are hosted by health care professionals whose responses to viewers' questions are extensively visualized. AHN's programming also includes brief Health Mall segments during which health-related products will be offered for sale to viewers, and Health IQ quizzes which test the viewer's level of health knowledge and Health News Segments which provide daily updates on the areas of health, medicine, wellness and nutrition. In addition, a limited number of commercials from national and local advertisers are shown.

The network has assembled a group of strategic partners that management believes significantly enhances its prospects for success. Mayo Foundation for Medical Education and Research ("Mayo") and IVI Publishing, Inc., Mayo's electronic publisher and an AHN LLC investor, have entered into a comprehensive and exclusive program content relationship with AHN. National Call Center, Inc., a wholly-owned subsidiary of Home Shopping Network, Inc., provides telemarketing, order processing, warehousing and fulfillment services related to the sale of merchandise on AHN's Health Mall segments and through the network's database marketing programs through an exclusive agreement.
Universal Studios Florida ("USF"), a joint venture of MCA, Inc., and Rank, P.L.C., has built a 16,500 square foot production facility for AHN's exclusive use immediately adjacent to the USF theme park in Orlando, and USF recruits its theme park visitors to participate in AHN's live productions. AHN also has an exclusive programming agreement with Massachusetts Medical Society and Reuters to provide Health News segments to AHN for airing on the network.

NorthWest Cable News

On December 18, 1995, the Company, through its wholly-owned subsidiary, King News Corporation, launched the NorthWest Cable News Network ("NWCN"), a 24-hour regional cable news network serving cable subscribers in the Pacific Northwest. NWCN is based in Seattle and combines advanced digital news-gathering and editing systems with resources of the Company's four television stations in the area: KGW(TV) - Portland, KREM-TV - Spokane, KING-TV - Seattle and KTVB(TV) - Boise. The Company receives monthly payments from contracting cable systems based on the number of subscribers of such cable systems receiving the service, as well as advertising revenues generated by this new programming service.
NWCN currently reaches 1.2 million subscribers. NWCN is based in Seattle, Washington.

NWCN was launched as a strategic business opportunity in order to grow and protect the Company's valuable news franchises in the Pacific Northwest. As part of retransmission consent agreements with local cable operators, the Company agreed to provide a 24- hour news network service focusing on that region of the United States in exchange for an agreement to carry the network and to pay certain subscriber fees. The Company's research indicated that this region of the country felt isolated and removed from the other parts of the country. Moreover, a survey of the region's population indicated that a 24-hour news channel would have a high degree of receptivity.

INTERACTIVE AND ON-LINE MEDIA

The Company continually reviews opportunities to participate in the creation and development of interactive and on-line media ventures. The Company seeks to enhance its current media portfolio with incremental investment in these areas. The Company seeks to enter into partnerships and other relationships with companies or individuals having this specialized expertise. The Company has the following interactive and on-line media investments.

Rhode Island Horizons

During 1994, the Company entered into a two year agreement with Prodigy Services Company providing for the creation of a local on-line service owned by the Company to be offered in conjunction with the national Prodigy service. The local on-line service includes news, features, and advertising for Rhode Island and certain areas in Massachusetts, similar to that appearing in the Journal. The new service, called Rhode Island Horizons, began operations in the second quarter of 1995 and is based in Providence, Rhode Island.

Peapod, L.P.

On July 27, 1995, the Company purchased a 17.1% interest in Peapod, L.P., which currently provides an interactive computer on-line grocery ordering, shopping and delivery service in Chicago and San Francisco. Such services are expected to be expanded to several additional cities, including Boston and Providence, in 1996. Total investments in the partnership during 1995 were $5.3 million. The Company has committed to invest $1.0 million in 1996 as part of a $15 million private placement. No other commitments have been made. Trygve E. Myhren, a member of the Board of Directors of the Company, is on the Board of Peapod, L.P.

StarSight

In 1993, the Company purchased a 4.85% interest for $5.5 million in StarSight Telecast, Inc., ("StarSight") a company engaged in developing and marketing an on-screen interactive television program guide designed to facilitate the identification, selection and recording of television programming. Jack C. Clifford, Vice President-Broadcasting, is a member of the Board of Directors of StarSight. In 1995, the Company invested an additional $.4 million, for a
total interest of approximately 5% as of February 29, 1996.   The Company has
no formal commitments to invest additional amounts as of December 31, 1995. StarSight's shares are traded through the National Association of Security Dealers Automated Quotation ("NASDAQ") National Market. StarSight is based in Fremont, California.

Telecommunications Act of 1996

While the effects of the Telecommunications Act of 1996 on the Company's programming and new media operations cannot be fully determined at this time, various provisions of the new law create an environment that is favorable for the development and distribution of new programming services and new interactive services. The Telecommunications Act allows telephone companies to provide cable television service and cable television companies to provide local telephone service. Thus, a regulatory framework is established which encourages expanded competition and new outlets for the distribution of programming and interactive services. Distribution outlets available for programming and interactive services may include current cable systems, telephone company owned video systems, DBS, MMDS, incumbent local telephone networks and the Internet.

The changes in cable television rate regulation contained in the Telecommunications Act will facilitate the expansion of channel capacity on cable systems and the addition of new programming services. The new law deregulates the rates for upper tiers of cable television service on March 31, 1999. In the meantime, in addition to the existing tests for "effective competition," under which rates are deregulated, a new test is added. A cable system will be deemed subject to "effective competition" and not subject to any rate regulation if a telephone company offers comparable video programming to subscribers by any means, other than DBS, including by means of a cable system, an open video system or MMDS. The law also makes other favorable changes in rate regulation. Cable operators now have certainty as to the end of upper tier rate regulation and, in the interim, there is rate deregulation if competition develops. These provisions will stimulate investment and facilitate rebuilds of cable plant and the transition to digital. This translates into greater channel capacity. Furthermore, rate deregulation eliminates the regulatory constraints on the ability of cable operators to recoup the costs of adding new programming networks which add value to service offerings.

OTHER INVESTMENTS

Partner Stations Network, L.P.

The Company is a limited partner with four other television group broadcasters in Partners Stations Network, L.P. ("PSN"), a limited partnership formed in 1994 to develop and produce television programming for broadcast on their own stations and for potential national distribution to other television broadcast stations. Each limited partner has a 16% interest, and the general partner, Lambert Television Management, Inc., has a 20% interest in PSN. The stations owned by PSN's five limited partners serve markets accounting for approximately 20% of the television households in the United States. Each of PSN's limited partners has a right of first access in its respective television markets to the programs produced by PSN. The Company believes PSN to be a cost-effective testing ground for new programs and a launch vehicle for successful syndicated programming. As of December 31, 1995, the Company's total commitment, consisting of amounts paid to date and current obligations, with respect to PSN, was approximately $1.8 million.

Linkatel Pacific, L.P.

In July 1993, the Company, through its wholly-owned subsidiary Colony/Linkatel Networks, Inc., invested in Linkatel Pacific, L.P. (a development stage enterprise ), with two other communications companies. The Company has a 45% limited interest in the partnership, which was formed to pursue the development of alternative access networks. Through December 31, 1995, the Company has invested $6.5 million in Linkatel Pacific, L.P. The Company intends to sell this investment because it is no longer related to the Company's core business. Although the Company intends to realize an amount at least equal to the amount invested to date, there can be no assurances in this regard.


SEASONALITY OF THE BUSINESSES

The Company's revenues are generally highest in the fourth quarter of each year. The seasonality is particularly attributable to increased expenditures by advertisers in anticipation of holiday retail spending and an increase in broadcast television viewership during the Fall/Winter season. Accordingly, accounts receivable balances as of the end of the first three calendar quarterly periods are generally less than the balances at the end of the year. Each of the Stations and the Journal generally produce positive EBITDA on an annual basis. Generally, Stations in larger markets contribute a larger proportionate share of EBITDA.

EMPLOYEES

As of December 31, 1995, the Company employed approximately 2,500 full-time equivalents, of which approximately 1,075 worked in Broadcasting, approximately 1,255 worked in Publishing, and the remainder worked in Corporate headquarters and Programming and New Media. Approximately 340 of the Broadcasting employees are represented by independent, unaffiliated labor unions among the stations. Approximately 50% of Publishing employees are represented by labor unions, mostly under existing collective bargaining agreements. The Providence Newspaper Guild agreement expires December 31, 1996. The Newspaper Printing Pressman's Union is in the fifth year of a ten-year contract. The Communications Workers of America, Local 33, is in the last year of a ten-year contract. The International Brotherhood of Teamsters, Local 64, was elected on February 29, 1996 as the bargaining agent for 172 Distribution Department employees. The Company contributes to and maintains various employee benefit or retirement plans for eligible employees and contributes to some union plans pursuant to its collective bargaining agreements. The Company considers its relations with its employees to be good.

As discussed in Note 8 (b) of the Consolidated Financial Statements, management of the Company adopted a plan of reorganization and restructuring of most departments of Publishing. Under the plan, the Company has targeted a reduction in workforce of approximately 100 full-time equivalents, or 7.9% of the Publishing workforce.


ITEM 2.     PROPERTIES.

The Company's corporate headquarters and various operating departments and administrative departments of Broadcasting, Publishing, and Programming and New Media are located at 75 Fountain Street, Providence, Rhode Island, an historic building owned by the Company which has 205,635 square feet of working space. In addition the Company has the following materially important physical properties described below as of December 31, 1995. The Company believes that its properties are generally in good condition and adequate and suitable for the operations of Broadcasting, Publishing and Programming and New Media. The Company has not received any notice that it is in default under any of its property leases.

BROADCASTING BUSINESS PROPERTIES

Each of the Stations also has facilities consisting of offices, studios, sales offices and transmitter and tower sites. Transmitter and tower sites are located to provide coverage of each Station's market. The Company owns the offices where its Stations are located and owns or leases the property where its towers and primary transmitters are located. The Company leases the remaining properties, consisting primarily of other transmitter sites. While none of the properties owned or leased by the Company are individually material to the operations of Broadcasting, if the Company were required to relocate any of its towers the cost could be significant because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration regulations, limit the number of alternative sites or increase the cost of acquiring such properties for tower sites.

PUBLISHING BUSINESS PROPERTIES

All of the following are owned facilities located in Providence, Rhode Island.


                   Location and Use                    Square Footage
     ----------------------------------------          --------------
     210 Kinsley Avenue -- Production/Printing             142,000

     119 Harris Avenue -- Printing & Storage  .             67,500

     135 Harris Avenue -- Storage . . . . . . .             52,000

     204 Kinsley Avenue -- Paper Warehouse  . .             21,000

     280 Kinsley Avenue -- Inserting  . . . . .             22,800

     288 Kinsley Avenue -- Circulation  . . . .             16,500


The Journal also leases various regional distribution centers and news and advertising offices.

ITEM 3.     LEGAL PROCEEDINGS.

On January 17, 1995, Cable LP I, Inc. ("Cable LP") brought a declaratory judgment action against Old PJC, Colony Communications, Inc. ("Colony") and Dynamic Cablevision of Florida, Inc. ("Dynamic") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony and Dynamic were cable television subsidiaries of Old PJC, which became units of Continental in connection with the Merger. This case relates to a partnership (the "Dynamic Partnership"), in which Dynamic is the general partner with an 89.8% interest, and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claims that Dynamic was obligated to offer to sell Dynamic's general partnership interest to Cable LP before Old PJC entered into the Merger Agreement with Continental. Cable LP further claims that Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP seeks a declaration by the court that the right of first refusal it is asserting applies.

Old PJC, Colony and Dynamic made a motion to strike allegations against them of bad faith and breach of fiduciary duty, which motion was granted by the court, and they filed an Answer to the Complaint and a Counterclaim on March 16, 1995. In their counterclaim, Colony and Dynamic seek a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried with testimony given on December 11 through December 13, 1995 with final arguments heard on January 12, 1996. The decision of the Court is expected shortly. The Company's management believes that the claims asserted by Cable LP are without merit and intends to continue to vigorously defend this matter through the appeal process in the event of an unfavorable ruling.

In the event that, as a result of such litigation, Dynamic is required to sell its interest in the Dynamic partnership to Cable LP, the Merger Agreement provides that the Company will pay to Continental simultaneously with the closing of such sale an amount equal to the sum of (i) the amount (if any) by which the consideration received by Dynamic for the sale of such interest is less than $115 million plus (ii) the taxes which would have been payable assuming the purchase price for such interest equaled $115 million.

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the consolidated financial position or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS.

No established public trading market exists for the Common Stock, and accordingly no high and low bid information or quotations are available with respect to the Common Stock. As of February 29, 1996, there were approximately 430 holders of record of Class A Common Stock and 260 holders of record of Class B Common Stock. Since a number of holders own shares of both Class A Common Stock and Class B Common Stock, the total number of stockholders is approximately 471.

The annual cash dividend per share paid on all Class A Common Stock and Class B Common Stock in 1994 and 1995 was $114.40. The Company currently intends to pay in 1996 dividends at an annual rate equal to that paid in 1995. However, following such payout it is expected that future dividends will be reduced or eliminated, subject to the exercise by the Board of Directors of its fiduciary obligations and the exercise of the Board's business judgment in connection with, among other things, any and all requirements of Delaware law or other applicable law, and all covenants, restrictions or limitations in connection with any financing, future earnings, capital requirements, financial condition and other factors.


ITEM 6.          SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data has been derived from the consolidated financial statements of The Providence Journal Company. The data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto. The Statements of Operations for the years ended
December 31, 1995, 1994, 1993, 1992, and 1991 and the Balance Sheet Data as of the same dates have been derived from the audited consolidated financial statements of the Company. As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company, among other transactions, disposed of its cable operations and completed the Kelso Buyout on October 5, 1995. The results of operations for 1995 include the results of operations of KHC since January 1, 1995 with appropriate adjustments for minority interests from January 1, 1995 to October 5, 1995, the date of the acquisition. As a result of these transactions, the years 1991 through 1994 are not comparable to 1995. Consequently, management has provided
"Adjusted Combined" information in a table following the historical information presented below.

                                                                                  YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                         1995              1994          1993             1992           1991
                                                         ----              ----          ----             ----           ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
      Revenues                                          $312,506        $184,217      $ 170,420        $ 163,797      $ 157,550
      Operating income (loss) before one time
            single cycle costs and restructuring          27,608         (11,576)       (13,209)          (9,126)       (23,901)
      Single cycle costs(1) and restructuring (2)        (14,222)           -              -               -               -

      Interest, fees and other income                      4,797           6,103          2,182           46,104         31,072
      Interest expense                                   (11,395)         (2,426)        (2,578)          (6,455)       (10,102)
      Equity in loss of affiliates                        (7,835)        (13,380)        (8,763)         (12,705)             -
      Income (loss) from continuing
        operations before income taxes                    (1,047)        (21,279)       (22,368)         17,818          (2,931)

        Income (loss) from continuing operations        $ (5,003)      $ (23,229)      $(16,271)        $  6,002      $  (6,547)
                                                        ========       =========       ========         ========      =========
Per Share Data:
     Income (loss) from continuing operations per       $ (58.47)      $ (273.66)      $(190.75)        $  69.77      $  (74.56)
                                                        ========       =========       ========         ========      =========

     Dividends paid per share                           $ 114.40       $  114.40       $ 104.00          $ 94.60      $   86.00
                                                        ========       =========       ========         ========      =========

OTHER DATA:
     EBITDA, excluding single cycle costs
        and restructuring (3)
          Broadcasting                                    64,419          14,075          7,210            5,378          1,358
          Publishing                                      14,808          20,468         21,317           20,977         12,999
          Programming and New Media                       (1,664)           (282)            --               --             --
          Corporate                                      (12,363)        (10,889)       (14,632)         (14,228)       (10,306)
                                                        --------       ---------       --------         --------      ---------
                                                        $ 65,200       $  23,372       $ 13,895         $ 12,127      $   4,051
                                                        ========       =========       ========         ========      =========



                                                                                BALANCES AS OF DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                         1995              1994          1993             1992           1991
                                                         ----              ----          ----             ----           ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
      Total assets                                    $  707,230       $ 724,713      $ 775,685         $793,433      $594,098
      Net assets of discontinued cable television
        operations included in total assets                    -         369,790        402,819          400,639        54,184
      Long-term debt                                     243,998         247,173        276,601          253,106        28,608
      Stockholders' equity                               263,239         285,887        359,575          391,967       399,938

Notes to Table
- --------------
(1) Single cycle costs are those costs totaling $7,422 incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one cycle. As a result, the Company now publishes a morning only daily newspaper in addition to its Sunday newspaper. No additional costs are expected beyond 1995.

(2) Restructuring costs totaling $6,800 incurred in 1995 are estimated severance costs associated with management's plan to reorganize and restructure operating and administrative departments of the Publishing Business, eliminating approximately 100 full time equivalents.

(3) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization, stock-based compensation and pension expense.



SUPPLEMENTAL ADJUSTED COMBINED INFORMATION
- ------------------------------------------

The table presented below provides supplemental "adjusted combined" information for 1995, 1994 and 1993. This information, which is unaudited, consolidates the historical audited results of the Company and KHC with appropriate elimination entries as if the reorganization, Kelso Buyout, and Merger had occurred on January 1, 1993. As such, appropriate adjustments have been made for the effects on interest expense, amortization expense, and income taxes. (See
"Supplemental Adjustments" in "Management's Discussion and Analysis of
Financial Condition and Results of Operations" included elsewhere herein).
Although not required to be shown, adjusted combined amounts are presented because management believes the information is more meaningful in evaluating the current status of the Company in that it includes KHC operations and excludes discontinued cable operations. However, the adjusted combined financial information presented below is not necessarily indicative of what would have actually occurred on January 1, 1993 nor is it indicative of results which may occur in the future.

                                                                        ADJUSTED COMBINED (UNAUDITED)
                                                                        -----------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                  1995              1994               1993
                                                                  ----              ----               ----
                                                                                (IN THOUSANDS)
ADJUSTED COMBINED STATEMENT OF OPERATIONS DATA:
      Revenues                                                 $312,506          $301,276         $272,760
      Operating income (loss) before one time
            single cycle costs (1) and restructuring (2)        21,992             7,754             (2,742)
      Single cycle costs and restructuring                      (14,222)             -                 -
      Interest, fees and other income (expense)                  4,797             2,601             (1,055)
      Interest expense                                          (19,573)          (17,971)          (18,213)
      Equity in loss of affiliates                               (7,835)           (5,054)           (1,518)
      Loss from continuing
        operations before income taxes                          (14,841)          (12,670)          (23,528)

        Loss from continuing operations                        $(14,893)         $(19,136)         $(19,795)
                                                               ========          ========          ========

EBITDA, excluding single cycle costs
  and restructuring (3)
        Broadcasting                                           $ 64,419          $ 57,634          $ 43,014
        Publishing                                               14,808            20,468            21,317
        Programming and New Media                                (1,664)             (614)                -
        Corporate                                               (12,363)          (13,074)          (17,346)
                                                               --------          --------          --------
            Total EBITDA                                       $ 65,200          $ 64,414          $ 46,985
                                                               ========          ========          ========

Notes to Table
- --------------
(1) Single cycle costs are those costs totaling $7,422 incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one cycle. As a result, the Company now publishes a morning only daily newspaper in addition to its Sunday newspaper. No additional costs are expected beyond 1995.

(2) Restructuring costs incurred in 1995 are estimated severance costs associated with management's plan to reorganize and restructure operating and administrative departments of the Publishing Business, eliminating approximately 100 full-time equivalents.

(3) EBITDA is defined by the Company as operating income(loss) plus depreciation, amortization, stock-based compensation and pension expense.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General

The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the unaudited "Adjusted Combined" financial data included elsewhere in this Form 10-K.

The Company's businesses are concentrated principally in broadcast television, the publication of the Journal, and in programming and new media ventures. The Company's broadcast television revenues are derived principally from local and national advertising and, to a lesser extent, from network compensation for the broadcast of network programming. The Company's publishing revenues are derived principally from advertising and, to a lesser extent, paid circulation. Revenues from the programming and new media ventures are principally derived from subscriptions, service fees and advertising.

The Company's revenues are generally highest in the fourth quarter of each year. This seasonality is particularly attributable to increased expenditures by advertisers in anticipation of holiday retail spending and an increase in broadcast television viewership during the Fall/Winter season. Accordingly, accounts receivable balances as of the end of the first three calendar quarterly periods are generally less than the balances at the end of the year. Each of the Stations and the Journal generally has produced positive EBITDA on an annual basis. Generally, Stations in larger markets contribute a larger proportionate share of EBITDA.

The Company's principal costs of operations, in the case of Broadcasting, are employee salaries and commissions, programming, production, promotion, and other expenses (such as maintenance, supplies, insurance, rent, and utilities), and in the case of Publishing are labor and newsprint costs. The Programming and New Media segment consists primarily of investments in operations that are in the early development phase.

The Company has experienced operating losses primarily as a result of non-cash charges attributable to amortization of intangibles resulting from acquisitions of its television stations and stock-based compensation expense, and in the case of 1995, costs related to the consolidation of the morning and afternoon newspapers ("single cycle costs") and a restructuring charge associated with Publishing (see Note 8 of the Company's consolidated financial statements).



Reorganization

On October 5, 1995, Old PJC completed the acquisition of its joint venture partner's interest in KHC through the Kelso Buyout for $265 million, including transaction fees, completed the PJC Spin-Off, and, following the PJC Spin-Off, at which point it held only Old PJC's cable television businesses and assets, Old PJC was merged with and into Continental. Immediately prior to the Kelso Buyout, Continental purchased for $405 million all of the stock of KVC, a wholly owned cable subsidiary of KBC, which is wholly owned by KHC. As a result of these transactions, the Company, in substance, became successor to Old PJC, in the same lines of businesses, simultaneously disposing of its cable operations.

Disposal of Cable Operations

Gross proceeds from the disposal of the cable operations discussed above consisted of a combination of Continental stock, which was received directly from Continental by Old PJC's shareholders in connection with the Merger, assumption of a portion of Old PJC's debt by Continental and cash. The total combined consideration amounted to approximately $1.4 billion (including $405 million from the sale of KVC). The accounting for this transaction was to treat the disposal of the cable operations as if the Company had spun off its cable operations to shareholders, which management believes more appropriately reflects the substance of the transaction. Accordingly, the excess of the gross proceeds over the net assets of the discontinued cable operations less income taxes is reflected in the consolidated statement of stockholders'
equity.  This excess amounted to $582.5 million.   The receipt by the Old PJC
shareholders of the Continental shares, valued at $584.8 million, is recorded as a "deemed distribution" in the consolidated statement of stockholders' equity.

In connection with the Merger, the Company agreed to indemnify Continental from any and all liabilities arising from the non-cable television businesses, and is responsible for all federal and state income tax liabilities for periods ending on or before the closing date.

Kelso Buyout

The Kelso Buyout as discussed above and in Note 3 (a) of the consolidated financial statements, was recorded in the fourth quarter of 1995 as a step
acquisition under the purchase method of accounting.   As illustrated below ,
the excess of the purchase price over the net book value of assets acquired, including deferred taxes, was $206.7 million, of which approximately $88.0 million was allocated to identifiable intangibles and the remainder to goodwill together to be amortized over an average life of approximately 30 years.

In connection with the Kelso Buyout assets acquired and liabilities assumed were as follows (in thousands):

                            Assets acquired                                                $ 243,186
                                                                                           =========
                            Goodwill and other intangibles                                 $ 206,740
                                                                                           =========
                            Liabilities assumed                                            $ 184,926
                                                                                           =========
                            Cash paid                                                      $ 265,000
                                                                                           =========

The primary business of KHC is broadcast television, and prior to the sale to Continental of KVC, also included cable television. Prior to the Kelso Buyout, the Company reported its 50% investment in KHC under the equity method of
accounting.   Audited financial statements of  KHC as of December 31, 1994 and for each of the years in the two-year period then ended are presented elsewhere in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of the results of operations for the years ended December 31, 1995, 1994, and 1993 is divided into three sections in order to assist the reader in analyzing the effects on the Company's operations of the above described reorganization, disposal of cable operations, and Kelso Buyout while at the same time providing the required discussion of the consolidated results of operations presented in the audited financial statements. The sections are as follows:

- -   ADJUSTED COMBINED Results of Operations - presents a discussion of Adjusted Combined results of operations assuming the transactions discussed above occurred on January 1, 1993.

- -   CONSOLIDATED RESULTS OF OPERATIONS - presents a discussion of the historical audited consolidated results of operations.

- -   ANALYSIS BY SEGMENT - presents a discussion of the results of operations for each of the Company's significant segments: Broadcasting, Publishing, and Programming and New Media.

ADJUSTED COMBINED RESULTS OF OPERATIONS

The following table presents adjusted combined results of operations for the years ended December 31, 1995, 1994, and 1993 with appropriate adjustments for the effects on amortization expense, interest expense, and income taxes as if the reorganization, disposal of cable operations, and Kelso Buyout occurred on January 1, 1993. This information, which is unaudited, consolidates the historical audited results of the Company and KHC with appropriate elimination entries for all periods presented. Although not required to be shown, this adjusted combined financial information is presented because management believes the information is more meaningful in evaluating the current status of the Company in that it includes KHC operations for all years presented and excludes discontinued operations for all years presented. However, the adjusted combined financial information presented below is not necessarily indicative of what would have actually occurred on January 1, 1993 nor is it indicative of results which may occur in the future.

                                                            YEAR ENDED DECEMBER 31,
                                                            ----------------------
                                                        ADJUSTED COMBINED (UNAUDITED)
                                                        -----------------------------
                                                     1995           1994           1993
                                                     ----           ----           ----
                                                                 (in thousands)
ADJUSTED COMBINED OPERATIONS DATA:
- ----------------------------------
Revenues:
   Broadcasting                                 $180,547        $171,083      $147,846
   Publishing                                    128,491         127,893       124,914
   Programming and New Media                       3,468           2,300          -
                                                --------        --------      --------
                                                 312,506         301,276       272,760
                                                --------        --------      --------
Operating expenses:
    Operating and administrative expenses        248,542         237,165       226,969
    Single cycle (1) and restructuring (2)        14,222            -             -
    Stock-based compensation                       2,387          15,138         5,735
    Depreciation and amortization                 39,585          41,219        42,798
                                                --------        --------      --------
                                                 304,736         293,522       275,502
Operating income (loss):

   Broadcasting                                   36,919          28,615        13,930
   Publishing                                    (10,264)          9,270         9,891
   Programming and New Media                      (1,831)           (649)         -
   Corporate                                     (17,054)        (29,482)      (26,563)
                                                --------        --------      --------
                                                   7,770           7,754        (2,742)
Other income (expense):
   Interest, fees, and other income                4,797           2,601        (1,055)
   Interest expense                              (19,573)        (17,971)      (18,213)
   Equity in loss of affiliates                   (7,835)         (5,054)       (1,518)
                                                --------        --------      --------
                                                 (22,611)        (20,424)      (20,786)
Loss from continuing operations
    before income taxes                          (14,841)        (12,670)      (23,528)
Income tax expense (benefits)                         52           6,466        (3,733)
                                                --------        --------      --------
Loss from continuing operations                 $(14,893)       $(19,136)     $(19,795)
                                                ========        ========      ========

OTHER DATA:
- -----------
Selected operating expenses:
   Pension expense                              $  1,236        $    303      $  1,194
                                                --------        --------      --------

Operating income (loss), excluding
   single cycle and restructuring charges       $ 21,992        $  7,754      $ (2,742)
                                                ========        ========      ========

EBITDA, excluding single cycle costs
    and restructuring (3)
          Broadcasting                          $ 64,419        $ 57,634      $ 43,014
          Publishing                              14,808          20,468        21,317
          Programming and New Media               (1,664)           (614)         -
          Corporate                              (12,363)        (13,074)      (17,346)
                                                --------        --------      --------
                 TOTAL EBITDA                   $ 65,200        $ 64,414      $ 46,985
                                                ========        ========      ========

Notes to table
- --------------
(1) Single cycle costs are those costs totaling $7,422 incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one cycle. As a result, the Company now publishes a morning only daily newspaper in addition to its Sunday newspaper. No additional costs are expected beyond 1995.

(2) Restructuring costs totaling $6,800 incurred in 1995 are estimated severance costs associated with management's plan to reorganize and restructure operating and administrative departments of the Publishing Business, eliminating approximately 100 full time equivalents.

(3) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization, stock-based compensation and pension expense.

Supplemental Adjustments

In addition to the restatement of 1994 and 1993 to consolidate results of KHC's operations to be consistent with 1995 with appropriate elimination entries, the differences between "Historical" and "Adjusted Combined" results of operations for 1995, 1994 and 1993 are primarily attributable to supplemental adjustments to reflect the reorganization, the Kelso Buyout, and cable disposal as if those transactions had occurred on January 1, 1993. Those adjustments are as follows:

                                                               Incremental Amount to Arrive at Adjusted Combined Amounts
                                                               ---------------------------------------------------------
                                                                                 Years Ended December 31,
                                                                                 ------------------------
 Line Item in Historical Financial Statements                           1995               1994               1993
 --------------------------------------------                           ----               ----               ----
                                                                                       (in thousands)
 Depreciation and Amortization
 -----------------------------
      Additional amortization expense as a result of the
      "step-up" in basis in acquired assets of KHC                 $  5,616           $  7,488            $  7,488

 Interest Expense
 ----------------
      Additional interest expense assuming beginning debt as a
      result of the transactions at January 1, 1993 was
      approximately $225 million with an average interest rate
      of approximately 8%                                          $  8,178           $  6,852            $  6,663

 Income Tax  Expense (Benefit)
 -----------------------------
      Incremental income tax expense (benefit) from above
      adjustments                                                  $ (3,904)          $ (3,827)           $ (3,763)
                                                                   =========          =========           =========

Adjusted Combined 1995 to Adjusted Combined 1994

ADJUSTED COMBINED OPERATING REVENUES. Consolidated revenues in 1995 increased by 3.7% over 1994 to $312.5 million from $301.3 million. Broadcasting revenues contributed significantly to the increase in consolidated revenues with an increase of 5.5% in 1995 to $180.5 million from $171.1 million in 1994 due to improved ratings and local market growth. Publishing contributed substantially the same revenue in 1995 as in the prior year with $128.5 million for 1995 compared with $127.9 million in 1994. The operations in the Programming and New Media segment are in the early development phase and contributed $3.5 million in revenue in 1995 compared to $2.3 million in 1994.

ADJUSTED COMBINED OPERATING AND ADMINISTRATIVE EXPENSES. Consolidated operating and administrative expenses increased 4.8% to $248.5 million in 1995 from $237.2 million in 1994, primarily as a result of the increased costs in Publishing. Broadcasting operating and administrative expenses increased 2.4% to $116.1 million in 1995 from $113.4 million in 1994. Publishing operating and administrative expenses increased 5.9% in 1995 to $113.7 million from $107.4 million in 1994. This increase was a result of a 45% increase in the average price per ton of newsprint paid by the Company which caused a $6.5 million increase in newsprint costs in 1995 compared to 1994. Operating expenses for the development stage businesses in the Programming and New Media segment increased from $2.6 million in 1994 to $5.1 million in 1995 primarily due to expenses associated with the launching of the cable network NorthWest Cable News Channel. Such expenses are expected to continue to escalate 30-40% in 1996 as these businesses grow.

ADJUSTED COMBINED EBITDA. Consolidated EBITDA excluding the one-time impact of single cycle costs and restructuring costs was relatively flat at $65.2 million and $64.4 million in 1995 and 1994, respectively. Broadcasting experienced 11.8% EBITDA growth in 1995 to $64.4 million compared to $57.6 million in 1994. The growth in Broadcasting EBITDA was offset by a $5.7 million decline in Publishing EBITDA that was primarily the result of the 45% increase in newsprint prices. Because the Programming and New Media segment is in an early development phase, EBITDA was a loss of $1.7 million in 1995 and $.6 million in 1994.

SINGLE CYCLE AND RESTRUCTURING COSTS. In 1995, the Company recorded a $7.4 million charge for the costs associated with the consolidation of the morning and afternoon newspapers ("single cycle" conversion) and a $6.8 million restructuring charge at year end under a plan of reorganization and restructuring of most Publishing departments to increase efficiencies. To the extent not funded by the Company's pension plan, the Company will pay such
costs in 1996.   The combined impact of both of these efforts is expected to reduce the number of employees by approximately 160 (net of 20 additional local news/photo interns) full time equivalents and, when fully implemented, to generate annual cost savings of up to $8 million. Included in the $7.4 million single cycle charge are early retirement benefits accepted by 61 employees and voluntary separation benefits accepted by 19 employees, together totaling approximately $4.9 million. Also included are costs of approximately $2.5 million for promotion, training, and other costs of the conversion. The early retirement benefits will be paid from the Company's retirement plans (in which plan assets exceed plan obligations). As of December 31, 1995 approximately $.7 million remains unpaid under the voluntary separation plans and benefits and is expected to be paid in 1996. Included in the $6.8 million restructuring charge is the cost of salaries and related payroll taxes associated with a targeted reduction in workforce of approximately 100 full time equivalents through a combination of early retirement and voluntary and involuntary separation assistance plans. Of the 100 full time equivalents, approximately 62 are from the news and operations departments with the remainder coming from all other departments. Early retirement and voluntary separation benefits will be paid out of the Company's pension plans (in which plan assets exceed plan obligations). All costs are expected to be paid out in 1996.

STOCK-BASED COMPENSATION. Stock-based compensation expense relates to the Company's restricted stock unit, incentive unit compensation ("IUP"), and certain stock option plans. Stock-based compensation declined $12.7 million to $2.4 million in 1995 from $15.1 million in 1994 primarily due to the freezing of the IUP plan in 1994. (See also "Liquidity and Capital Resources" regarding possible additional payments under these plans).

ADJUSTED COMBINED DEPRECIATION AND AMORTIZATION EXPENSE. Consolidated depreciation and amortization expense decreased $1.6 million from $41.2 million in 1994 to $39.6 million in 1995 reflecting management's continued effort to control capital spending. Included in adjusted combined depreciation and amortization is approximately $7.5 million associated with the step-up in the carrying value of intangible assets (with an average life of 30 years) acquired in the Kelso Buyout.

ADJUSTED COMBINED OTHER INCOME (EXPENSE), NET.   Other income (expense), net
increased $2.2 million to $22.6 million in 1995 from $20.4 million in 1994. The increase of $2.8 million in equity in losses of affiliates from 1994 is a result of them Programming and New Media segment's investments in start up businesses, America's Health Network ("AHN") and Peapod, L.P. (See "Description of Programming and New Media Business"). An increase in interest expense of $1.6 million in 1995 was offset by recognition in 1995 of $2.4 million in interest income from a note receivable with the Lowell Sun Companies. Interest income received in 1994 and 1993 had been used to create a reserve against the principal of the note receivable in those years.

ADJUSTED COMBINED LOSS FROM CONTINUING OPERATIONS. Adjusted Combined loss from continuing operations for 1995 was $14.9 million compared with $19.1 million in 1994 reflecting the fluctuations discussed above. Adjusted Combined income tax expense decreased from $6.5 million in 1994 to $.1 million in 1995 primarily due to a $6.0 million additional tax provision recorded in 1994 primarily relating to interest on settlements and contingencies on income tax exposures identified during Internal Revenue Service examinations. The effective tax rate is unfavorably affected by non-deductible amortization of certain intangibles acquired.


ADJUSTED COMBINED 1994 TO ADJUSTED COMBINED 1993

ADJUSTED COMBINED OPERATING REVENUES. Consolidated revenues in 1994 increased by 10.4% over 1993 to $301.3 million from $272.8 million. Broadcasting revenues contributed 15.8% growth in revenues to $171.1 million in 1994 from $147.8 million in 1993, accounting for most of the consolidated revenue increase. Publishing revenues grew slowly at 2.4% to $127.9 million in 1994 from $124.9 million in 1993 reflecting a continuing recession in the local economy. The Programming and New Media segment began developing its operating services in 1994 and generated $2.3 million in revenue.

ADJUSTED COMBINED OPERATING AND ADMINISTRATIVE EXPENSES. Consolidated operating and administrative expenses increased 4.5% to $237.2 million in 1994 from $227.0 in 1993, primarily as a result of the increased costs in Broadcasting. Broadcasting operating and administrative expenses increased 8.2% to $113.4 million in 1994 from $104.8 million in 1993 as a result of program development and increased promotional activities. Publishing operating and administrative expenses increased 3.7% in 1994 to $107.4 million from $103.6 million in 1993 due to development expenses, system conversion costs, and payroll cost increases. Operating expenses for the start up of businesses in the Programming and New Media segment amounted to $2.6 million in 1994.

ADJUSTED COMBINED EBITDA. Consolidated EBITDA grew 37.0% to $64.4 million from $47.0 million primarily due to a 34.0% increase in Broadcasting EBITDA. Broadcasting EBITDA increased to $57.6 million in 1994 compared to $43.0 million in 1993. Publishing EBITDA declined slightly to $20.5 million in 1994 from $21.3 million in 1993. Corporate overhead declined $4.2 million in 1994 to $13.1 million from $17.3 million in 1993 primarily due to consolidation and allocation of shared services.

STOCK-BASED COMPENSATION. Stock-based compensation increased $9.4 million to $15.1 million in 1994 from $5.7 million in 1993 primarily due to a 40% increase in the valuation of the Company as determined by an independent appraiser.

ADJUSTED COMBINED DEPRECIATION AND AMORTIZATION EXPENSE. Consolidated depreciation and amortization expense decreased $1.6 million to $41.2 million in 1994 from $42.8 million in 1993 reflecting management's effort to control capital spending. Included in adjusted combined depreciation and amortization is approximately $7.5 million associated with the step-up in carrying values of intangible assets (with an average life of 30 years) acquired in the Kelso Buyout.

ADJUSTED COMBINED OTHER (EXPENSE), NET. Adjusted Combined other income (expense), net remained relatively flat in 1994 at $20.4 million compared with $20.8 million in 1993. Losses in the Company's ancillary garage operations included a valuation adjustment of approximately $3 million in 1993. However, 1994 equity in losses of affiliates increased $3.5 million primarily due to developing operations at TVFN and Partner Stations Network. (See table in Programming and New Media segment).

ADJUSTED COMBINED LOSS FROM CONTINUING OPERATIONS. Including the $6.0 million provision for income tax settlements and contingencies in 1994 discussed earlier, adjusted combined loss from continuing operations was $19.1 million in 1994 compared with $19.8 million in 1993, a $.7 million improvement.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents consolidated financial data derived from the audited consolidated financial statements of the Company for the years ended
December 31, 1995, 1994, and 1993. As a result of the Kelso Buyout discussed above, the 1995 results include the results of operations of KHC since January
1, 1995 with appropriate adjustments for minority interests from January 1, 1995 to October 5, 1995, the date of the acquisition. As a result of the Kelso
Buyout, the 1995 results are not comparable to 1994 and 1993.

                                                             YEARS ENDED DECEMBER 31,
                                                             ----------------------
                                                                  HISTORICAL
                                                                  ----------
                                                      1995            1994            1993
                                                      ----            ----            ----
OPERATIONS DATA.                                                  (in thousands)
Revenues:
   Broadcasting                                   $180,547       $ 54,024          $ 45,506
   Publishing                                      128,491        127,893           124,914
   Programming and New Media                         3,468          2,300              -
                                                  --------       --------          --------
                                                   312,506        184,217           170,420
                                                  --------       --------          --------
Operating expenses:
    Operating and administrative expenses          248,542        160,672           157,281
    Single cycle (1) and restructuring (2)          14,222            -                 -
    Stock-based compensation                         2,387         15,138             5,735
    Depreciation and amortization                   33,969         19,983            20,613
                                                  --------       --------          --------
                                                   299,120        195,793           183,629
Operating income (loss):
   Broadcasting                                     42,535          6,219            (1,472)
   Publishing                                      (10,264)         9,270             9,891
   Programming and New Media                        (1,831)          (315)             -
   Corporate                                       (17,054)       (26,750)          (21,628)
                                                  --------       --------          --------
                                                    13,386        (11,576)          (13,209)
Other income (expense):
   Interest, fees, and other income                  4,797          6,103             2,182
   Interest expense                                (11,395)        (2,426)           (2,578)
   Equity in loss of affiliates                     (7,835)       (13,380)           (8,763)
                                                  --------       --------          --------
                                                   (14,433)        (9,703)           (9,159)
Loss from continuing operations
    before taxes                                    (1,047)       (21,279)          (22,368)
Income tax expense (benefits)                        3,956          1,950            (6,097)
                                                  --------       --------          --------
Loss from continuing operations                     (5,003)       (23,229)          (16,271)

Loss from discontinued operations
     net of taxes                                     -           (36,562)           (6,413)
                                                  --------       --------          --------
Loss before extraordinary items
     and minority interests                         (5,003)       (59,791)          (22,684)
Extraordinary items, net of tax                     (2,086)          -                1,551
Minority interests                                  (2,559)          -                 -
                                                  --------       --------          --------
Net loss                                          $ (9,648)      $(59,791)         $(21,133)
                                                  ========       ========          ========

OTHER DATA:
Selected operating expenses:
   Pension (income) expense                       $  1,236       $   (173)         $    756
                                                  ========       ========          ========

Operating income (loss), excluding
   Single Cycle and Restructuring charges         $ 27,608       $(11,576)         $(13,209)
                                                  ========       ========          ========

EBITDA, excluding single cycle costs
    and restructuring (3)
          Broadcasting                            $ 64,419       $ 14,075           $ 7,210
          Publishing                                14,808         20,468            21,317
          Programming and New Media                 (1,664)          (282)             -
          Corporate                                (12,363)       (10,889)          (14,632)
                                                  --------       --------          --------
                 Total Adjusted EBITDA            $ 65,200       $ 23,372          $ 13,895
                                                  ========       ========          ========

Notes to table
- --------------
(1) Single cycle costs are those costs totaling $7,422 incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one cycle. As a result, the Company now publishes a morning only daily newspaper in addition to its Sunday paper. No additional costs are expected beyond 1995.

(2) Restructuring costs, totaling $6,800 incurred in 1995, are estimated severance costs associated with management's plan to reorganize and restructure most operating and administrative departments of the Publishing segment, eliminating approximately 100 full time equivalents.

(3) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization, stock-based compensation and pension expense.




Historical 1995 to Historical 1994

GENERAL. As discussed above, 1995 results include the full consolidation of KHC's operations since January 1, 1995 with appropriate adjustments for minority interests. Prior to the Kelso Buyout, the Company recorded the investment in KHC under the equity method of accounting. Consequently, the significant increases in comparing historical Broadcasting revenues, Broadcasting operating income, interest expense and income taxes are attributable to the consolidation of KHC's operations in 1995. The Company's
50% ownership interest in KHC's net operations included in the equity in loss of affiliates amounted to $8.3 million and $7.2 million for 1994 and 1993, respectively. Management fees from KHC, which were eliminated in consolidation in 1995, amounted to $3.5 million and $3.8 million in 1994 and 1993, respectively, and are included in interest, fees, and other income. All other continuing operations fluctuations to the extent not attributable to the consolidation of KHC's operations generally exhibit the same trends previously discussed under the "Adjusted Combined Results of Operations" discussed above.
The following table summarizes KHC's operations for 1994 and 1993. The table is derived from the audited results of operations of KHC included elsewhere herein:

 KHC Operations                                            1994               1993
 --------------                                            ----               ----
 Broadcasting net revenues                               $117,059          $102,340
 Operating and administrative expenses                     78,537            71,272
 Depreciation and amortization expenses                    13,746            14,697
                                                         --------          --------
      Operating income                                     24,776            16,371
 Other expenses, net                                       (8,670)           (8,684)
                                                         --------          --------
      Income before taxes                                  16,106             7,687
 Income tax expense                                         8,843             6,787
                                                         --------          --------
      Income from continuing operations                  $  7,263          $    900
                                                         --------          --------
 EBITDA                                                  $ 38,522          $ 31,068
                                                         ========          ========


OPERATING REVENUES. Consolidated revenues increased 69.7%, or $128.3 million to $312.5 million in 1995 from $184.2 million in 1994 primarily due to the acquisition of the KHC stations. Including KHC broadcasting revenues in 1994, consolidated revenues in 1995 increased by 3.7% over 1994 to $312.5 million from $301.3 million. Broadcasting revenues contributed significantly to the increase in consolidated revenues with an increase of 5.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Publishing contributed substantially the same revenue in 1995 as in the prior year with $128.5 million for 1995 compared with $127.9 million in 1994. The operations in the Programming and New Media segment are in the early development phase and contributed $3.5 million in revenue in 1995 compared to $2.3 million in 1994.

OPERATING AND ADMINISTRATIVE EXPENSES. Consolidated operating and administrative expenses increased $103.3 million primarily due to the acquisition and consolidation of KHC's operations in 1995. Including KHC operations for 1994, consolidated operating and administrative expenses increased 4.8% to $248.5 million in 1995 from $237.2 in 1994 (adjusted combined), primarily as a result of the increased costs in Publishing. Publishing operating and administrative expenses increased 5.9% in 1995 to $113.7 million from $107.4 million in 1994. This increase is a result of a 45% increase in the average price per ton of newsprint which caused a $6.5 million increase in newsprint costs in 1995 as compared to 1994. Operating expenses for the early development phase businesses in the Programming and New Media segment increased from $2.6 million in 1994 to $5.1 million in 1995 primarily due to expenses associated with the launching of the cable network NorthWest Cable News Channel.

STOCK-BASED COMPENSATION. See discussion under "Adjusted Combined 1995 to Adjusted Combined 1994."

Single Cycle and Restructuring Costs. See discussion under "Adjusted Combined 1995 to Adjusted Combined 1994".

DEPRECIATION AND AMORTIZATION EXPENSE. Consolidated depreciation and amortization expense increased $14.0 million primarily due to the consolidation of KHC's operations in 1995. Additional amortization recorded in 1995 as a result of the step-up in carrying value of intangibles acquired amounted to approximately $1.9 million in 1995.

OTHER INCOME (EXPENSE), NET. Other income (expense), net increased $4.7 million to $14.4 million in 1995 from $9.7 million in 1994. In addition to the changes discussed in the "Adjusted Combined 1995 to Adjusted Combined 1994", the change is also due to consolidation of KHC in 1995 and related effects on equity in loss of affiliates and other income.

LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations for 1995 was $5.0 million compared with $23.2 million in 1994 reflecting the fluctuations discussed above.

LOSS FROM DISCONTINUED OPERATIONS. Loss from the discontinued cable business is not reflected in 1995 because loss on disposal of that business, including estimated loss during the 1995 phase-out period, was recognized in the fourth quarter of 1994. The loss from the operations and disposal of discontinued wholly owned cable operations (excluding KHC's discontinued cable operation) in 1994 amounted to $36.6 million of which $34.8 million reflected severance and transaction costs and $1.8 million reflected the loss from cable operations, net of allocated interest of $20.7 million and loss during the phase out period.

NET LOSS. Net loss for 1995 was $9.6 million including an extraordinary charge of $2.1 million related to the early extinguishment of debt. Net loss including the loss for discontinued operations of $36.6 million was $59.8 million in 1994.

Historical 1994 to Historical 1993

OPERATING REVENUES. Historical consolidated revenues increased 8.1% to $184.2 million in 1994 from $170.4 million in 1993. Broadcasting revenues grew 18.7% to $54.0 million from $45.5 million due to a nationwide improvement in the economy. Publishing revenues grew slowly at 2.4% to $127.9 million in 1994 from $124.9 million in 1993 reflecting a continuing recession in the local economy. The Programming and New Media segment began its early stage development operating services in 1994 and generated $2.3 million in revenue.

OPERATING AND ADMINISTRATIVE EXPENSES. Operating and administrative expenses increased 2.2% on a consolidated basis from $157.3 million in 1993 to $160.7 million in 1994 primarily due to $2.6 million in start up costs associated with new operations of the Programming and New Media segment.

STOCK-BASED COMPENSATION. See discussion under "Adjusted Combined 1994 to Adjusted Combined 1993".

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization declined slightly to $20.0 million in 1994 from $20.6 million in 1993 due to management's focus on controlling capital spending.

OTHER INCOME (EXPENSE), NET. Other income (expense), net remained relatively even in 1994 at $9.7 million compared with $9.2 million in 1993. A valuation adjustment of $3.0 million associated with the Company's ancillary garage operation recorded in 1993 was offset in 1994 by increases in losses from affiliates of $4.6 million primarily associated with the Company's share of KHC's net operations (including discontinued operations) of $7.2 million.

LOSS FROM CONTINUING OPERATIONS. Including the $6.0 million provision for income tax settlements and contingencies in 1994 discussed earlier, loss from continuing operations declined $6.9 million to $23.2 million in 1994 from $16.3 million in 1993.

LOSS FROM DISCONTINUED OPERATIONS. As previously discussed, the loss from the operations and disposal of discontinued wholly owned cable operations in 1994 amounted to $36.6 million. The loss in 1993 from discontinued cable operations of $6.4 million includes $19.8 million in allocated interest expense.

NET LOSS. Net loss for 1994 including the $36.6 million loss for discontinued operations was $59.8 million. Net loss for 1993, including a $1.6 million extraordinary gain associated with the early extinguishment of debt, was $21.1 million.


ANALYSIS BY SEGMENT

Broadcasting Segment.

Broadcasting consists of nine owned and operated stations and provides marketing and programming services for two LMAs. These eleven stations serve markets in Louisville, KY; Charlotte, NC; Tucson, AZ; Albuquerque, NM;
Seattle, WA; Spokane, WA; Portland, OR;  Boise, ID; and Honolulu, HI.
KING-TV in Seattle, KGW (TV) in Portland, and WHAS-TV in Louisville contributed approximately 46%, 17% and 14%, respectively of the 1995 EBITDA of the Stations. No other station represents more than 10% of the segment's 1995
EBITDA.

The following table sets forth Adjusted Combined and historical operating results for the Company's Broadcasting division for 1995, 1994, and 1993.
For comparison purposes, Adjusted Combined amounts consolidate the results of KHC's broadcasting operations as if the Kelso Buyout occurred on January 1, 1993 and include supplemental adjustments for amortization expense.

                                                              Year Ended December 31,
                                                              -----------------------
                                                                   (in thousands)

                                              Adjusted Combined (unaudited)                Historical
                                              -----------------------------      ----------------------------
                                              1995       1994        1993        1995        1994        1993
                                              ----       ----        ----        ----        ----        ----
OPERATING DATA:
Revenues:
 National                                  $ 91,125    $ 88,691    $ 74,503    $ 91,125    $ 24,487     $19,475
 Local and Regional                         106,054      96,268      82,657     106,054      32,909      27,180
 Other                                       11,572      12,538      12,972      11,572       4,924       5,510
 Agency Commissions                         (28,204)    (26,414)    (22,286)    (28,204)     (8,296)     (6,659)
                                           --------    --------    --------    --------    --------     -------
Net Revenues                                180,547     171,083     147,846     180,547      54,024      45,506

Operating and Administrative Expenses       116,128     113,449     104,832     116,128      39,949      38,296
Depreciation and Amortization                27,500      29,019      29,084      21,884       7,856       8,682
                                           --------    --------    --------    --------    --------     -------
 Total Operating Expenses                   143,628     142,468     133,916     138,012      47,805      46,978
                                           --------    --------    --------    --------    --------     -------

Operating Income (loss)                    $ 36,919    $ 28,615    $ 13,930    $ 42,535    $  6,219     $(1,472)
                                           ========    ========    ========    ========    ========     =======

OTHER DATA:
 EBITDA                                    $ 64,419    $ 57,634    $ 43,014    $ 64,419    $ 14,075     $ 7,210
 EBITDA as percentage of Net Revenues            36%         34%         29%         36%         26%         16%

  Corporate Allocations                         703         773         514         703         364          94
  Program rights amortization                17,318      18,924      17,899      17,318       7,356       7,674
  Program rights payments                   (16,166)    (17,839)    (18,807)    (16,166)     (6,760)     (7,296)
                                           --------    --------    --------    --------    --------     -------
Broadcasting Cash Flow (1)                 $ 66,274    $ 59,492    $ 42,620    $ 66,274    $ 15,035     $ 7,682
                                           ========    ========    ========    ========    ========     =======

(1) Broadcasting Cash Flow is defined by the Company as EBITDA plus corporate allocations plus programming rights amortization less programming rights payments.


Broadcasting revenues have grown 22.1% over 1993 (adjusted combined) levels,
with 15.7% growth in 1994 and 5.5% growth in 1995.   While national revenues
grew 19.1% in 1994 to $88.7 million (adjusted combined) from $74.5 million (adjusted combined) in 1993 reflecting nationwide economic improvement, growth slowed in 1995 to reflect only a modest increase of 2.7% to $91.1 million. This modest increase is a result of a slight downturn in the industry in the fourth quarter of 1995 as well as the unfavorable effects of large advance sales of advertising by the major networks which reduced national advertiser demand for spot advertising at the Company's stations. Local and regional revenues exhibited strong growth in 1995 and 1994 (adjusted combined) of 10.2% and 16.5%, respectively, due to improved ratings and market growth. Contributing to revenue growth in 1994 (adjusted combined) were changes in certain network affiliations, increased market share for the three stations that were Fox affiliates at the time and advertising revenue generated by the 1994 Winter Olympics.

Operating and administrative expenses increased 2.4% to $116.1 million in 1995 from $113.4 million in 1994 (adjusted combined), a change of $2.7 million. These expenses reflect the incremental costs of a start-up news operation in Honolulu (required by

KHNL's affiliation switch from Fox to NBC at the end of 1995) and the offsetting impact of cost containment policies at the stations. Operating and administrative expenses increased 8.2% to $113.4 million in 1994 (adjusted combined) from $104.8 million in 1993 (adjusted combined), a change of $8.6 million. This increase is a result of program development and promotional incentive programs to increase market share.

Depreciation and amortization expense decreased 5.2 % to $27.5 million from $29.0 million in 1994 (adjusted combined), a change of $1.5 million, reflecting management's effort to control capital spending. Included in adjusted combined depreciation and amortization is approximately $7.5 million annually associated with the step-up in carrying value of intangible assets (with an average life of 30 years) resulting from the Kelso Buyout.

As a result of revenue growth and cost control, EBITDA for the group increased 11.8% to $64.4 million in 1995 from $57.6 million in 1994 (adjusted combined) and increased 34.0% in 1994 from $43.0 million in 1993 (adjusted combined). Broadcasting cash flow also grew 11.4% to $66.3 million in 1995 from $59.5 million in 1994 (adjusted combined) and increased 39.7% in 1994 from $42.6 million in 1993 (adjusted combined). Operating income improved 29.0% in 1995 (adjusted combined) and 105.4% in 1994 (adjusted combined). Performance was particularly strong at the stations in Seattle, Portland, Louisville, and Albuquerque.

The primary difference between "Historical" and "Adjusted Combined" results of operations for the Broadcasting segment in 1995, 1994, and 1993 is attributable to (1) an adjustment increasing amortization expense $5.6 million in
1995 and $7.5 million in both 1994 and 1993 in connection with the step-up in carrying value of intangible assets resulting from the Kelso Buyout and (2)
consolidation of KHC broadcast operations.   Historical depreciation and
amortization increased $14.0 million in 1995 from $7.9 million in 1994 as a result of the consolidation of KHC and additional amortization expense of $1.9 million associated with the step-up in carrying values from the Kelso Buyout. Historical depreciation and amortization for 1994 decreased from $8.7 million in 1993 due to maintaining control over capital spending.

Historical revenue and operating and administrative expenses for the three year period exhibited the same trends as those discussed on an "Adjusted Combined" basis.

Publishing Segment.

The Publishing segment was unaffected by the Kelso Buyout or disposal of cable operations. Therefore, the following table includes only certain historical operating and other data for the years ended December 31, 1995, 1994, and 1993
(in thousands, except circulation figures):

                                                                    YEARS ENDED DECEMBER 31,
                                                                           HISTORICAL
                                                              1995             1994            1993
OPERATING DATA:

Revenues:
  Advertising                                                $ 93,671        $ 95,079         $ 93,149
  Circulation                                                  32,151          30,888           31,028
  Other                                                         2,669           1,926              737
                                                             --------        --------         --------
                                                              128,491         127,893          124,914


Operating and administrative expenses                         113,683         107,425          103,597
Single cycle costs(1) and restructuring(2)                     14,222             -                -
Depreciation                                                   10,850          11,198           11,426
                                                             --------        --------         --------

 Operating income (loss)                                     $(10,264)       $  9,270         $  9,891
                                                             ========        ========         ========

OTHER DATA:

EBITDA, excluding one time
   single cycle costs and restructuring                      $ 14,808        $ 20,468         $ 21,317
                                                             ========        ========         ========

Average Net Paid Circulation (internally generated):
    Daily                                                     179,000         183,900          187,700
    Sunday                                                    259,800         267,100          268,900

Notes to table
- --------------
(1) Single cycle costs are those costs totaling $7,422 incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one cycle. As a result, the Company now publishes a morning daily newspaper in addition to its Sunday newspaper. No additional costs are expected beyond 1995.

(2) Restructuring costs totaling $6,800 incurred in 1995 are estimated severance costs associated with management's plan to reorganize and restructure operating and administrative departments of the Publishing Business, eliminating approximately 100 full-time equivalents.


Publishing revenues have grown 2.9% over a three year period since 1993. Advertising revenues have remained relatively flat over the three year period primarily due to a lackluster Rhode Island economy. Advertising linage for the three year period was 1,909,600; 2,031,400; and 2,104,900 for 1995, 1994, and
1993, respectively.

Prior to June 5, 1995, the Company published a Sunday newspaper, The Providence Sunday Journal and both a morning daily newspaper, Providence Journal (Monday through Saturday) and an afternoon daily newspaper The Evening Bulletin (Monday through Friday). As discussed previously, the Company, in response to the changing readership preferences and declining circulation, primarily in The Evening Bulletin, consolidated the afternoon newspaper with the morning newspaper, and now only publishes the morning daily Providence Journal-Bulletin (Monday through Saturday) in addition to The Providence Sunday Journal.

As a result of the consolidation to a single cycle, daily circulation has dropped 5.0% from an average of approximately 177,500 for the month of July 1995 to approximately 169,000 (as calculated by management) for the two months ended February, 1996 and is expected to continue to fall somewhat in the first half of 1996. However, a recent study conducted by the Company has indicated that both daily and Sunday readership has remained constant over the past three years with daily readership fluctuating between 56% to 58% of the total adults in the market and Sunday readership remaining between 68% to 70% of total adults in the market. In addition, management is making efforts to increase circulation levels through expanded local coverage and continued improvement in content and customer service. There can be no assurances, however, that management will be successful in these efforts. Despite the decline in circulation levels, circulation revenues of $32.2 million in 1995 were 4% ahead of 1994 circulation revenues of $30.9 million as a result of price increases.

Operating and administrative expenses increased 5.9% in 1995 to $113.7 million and 3.7% in 1994 to $107.4 million primarily due to newsprint and ink increases of $6.5 million in 1995 and development efforts of $2.0 million in 1994. The average price per ton of newsprint paid by the Company increased 45% in 1995. Publishing has implemented several newsprint conservation programs to offset these price increases, including, among others, increased recycling and reduction of web width. Due to recent market trends in price increase withdrawals, the Company believes that newsprint prices will decline somewhat in 1996.

In implementing the conversion to a single cycle, the Company incurred costs of $7.4 million which include early retirement and voluntary separation costs totaling $4.9 million affecting approximately 80 employees and $2.5 million for promotion, training, and other costs of the conversion. Annualized savings from this consolidation are expected to approximate $4 million.

As previously discussed, management approved a plan of reorganization and restructuring of most departments of Publishing at the end of 1995 in an effort to improve efficiencies. Under the plan, the Company has targeted a reduction in workforce of approximately 100 full time equivalents through a combination of early retirement and voluntary and involuntary separation assistance plans. Approximately 62% of the reductions are in the news and operations departments. A charge of $6.8 million was recorded in the fourth quarter of 1995 relating to salaries, benefits, and payroll taxes associated with the restructuring. Annual savings from the restructuring are expected to be approximately $4 million. Together with the savings from the single cycle consolidation, total annualized savings are estimated to be approximately $8 million.

As a result of the above fluctuations, EBITDA excluding single cycle costs and restructuring costs declined to $14.8 million in 1995 from $20.5 million in 1994. The early retirement and voluntary separation benefits under the restructuring plan as well as the early retirement benefits offered in the single cycle conversion are expected to be paid from the Company's pension plan (in which plan assets exceed plan obligations), thereby minimizing the impact on Publishing's cash flow.

Programming and New Media Segment.

During 1995, the Company launched the NorthWest Cable News channel, which provides 24-hour news service to cable television viewers in Washington, Oregon, and Idaho, and Rhode Island Horizons, its electronic on-line information service. The Company made new investments in America's Health
Network, a 24-hour health channel that launched on March 25, 1996, and Peapod, an existing interactive grocery delivery service. The Company continued to fund its share of its investment in Television Food Network and Partner
Stations Network. In addition, the Company has fully subleased the satellite transmission space it had previously acquired. In 1995, the Company grouped these investments together in a new segment called "Programming and New Media".
Currently, the Company wholly owns and operates NorthWest Cable News and Rhode
Island Horizons and has significant equity investment positions in the other entities.

The Programming and New Media segment was not significantly affected by the
Kelso Buyout or the disposal of cable operations.   As such, the following
tables present the historical results of the wholly owned entities and the
Company's share of the equity in loss of affiliates comprising this segment (in thousands):


                                                                    YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                                           HISTORICAL
                                                         ----------------------------------------------
                                                           1995               1994               1993
                                                         --------           --------           --------
OPERATING DATA:
Revenues                                                  $ 3,468           $ 2,300            $     --
Operating expenses                                          5,132             2,582                  --
Depreciation                                                  167                33                  --
                                                          -------           -------            --------
Operating loss                                            $(1,831)          $  (315)           $     --
                                                          =======           =======            ========
Equity in loss of affiliates                              $(6,796)          $(4,545)           $(1,391)
                                                          =======           =======            ========
EBITDA                                                    $(1,664)          $  (282)           $     --
                                                          =======           =======            ========



Equity in loss of affiliates for Programming and New Media consists of:

                                                                 YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                                       HISTORICAL
                                OWNERSHIP % AS OF        --------------------------------------
                                DECEMBER 31, 1995          1995          1994             1993
                                -----------------        --------      --------          -------
                                                                    (IN THOUSANDS)
   AHN                            59%(1)                 $(1,835)      $     -           $     -
   TVFN                           20%                     (4,177)       (3,848)           (1,391)
   Peapod                         17%                       (460)            -                 -
   PSN                            16%                       (324)         (697)                -
                                                          ------       --------          -------
       Total                                              $(6,796)     $(4,545)          $(1,391)
                                                          =======      =======           =======


(1) AHN ownership is anticipated to decline to approximately 50% after completion of a restructuring of AHN in 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its working capital, debt service, capital expenditure and dividend requirements  primarily through cash provided by its
operating activities.   Significant acquisitions or investments have
historically been funded primarily through long-term debt borrowings under credit facilities.  The following table sets forth summary information from the
Company's Consolidated Statement of Cash Flows for the years ended December 31,
1995, 1994, and 1993:

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                               1995             1994           1993
                                                              ------           ------         -------
                                                                          (in thousands)
 Cash flows provided by continuing operations              $  11,975         $ 24,927         $ 23,383
                                                           =========         ========         ========
 Cash flows provided by (used in) investing
   activities:
      Kelso Buyout, less cash acquired                     $(261,422)               -                -
      Investments in affiliates                              (23,647)          (6,555)          (5,783)
      Property, plant, and equipment                         (15,276)          (6,481)         (11,597)
      Cash proceeds from sale of cable operations,
      net of taxes paid                                      693,058                -                -
      (Increase) decrease in investment in cable
      operations through disposal date                       (66,459)          24,838           (4,528)
      Proceeds from sale of assets                             8,739              594            1,073
      Other                                                      (58)           3,086           (2,800)
                                                           ---------         --------         --------
                           Total                           $ 334,935         $ 15,482         $(23,635)
                                                           =========         ========         ========


 Cash flows provided by (used in) financing
   activities:
      Net borrowings (repayments)                          $(313,215)        $(19,345)        $ 18,847
      Payments for television programming rights
      financed                                               (16,166)          (6,760)          (7,296)
      Dividends paid                                          (9,706)          (9,711)          (8,872)
      Purchases and adjustments to basis of treasury
      stock                                                   (7,353)          (4,291)          (2,387)
      Other                                                   (1,702)               -                -
                                                           ---------         --------         --------
                           Total                           $(348,142)        $(40,107)        $    292
                                                           =========         ========         ========

(1) Represents $405,000 from the sale of KVC plus $410,000 assumption of New Cable Indebtedness less taxes of $121,942.


Cash Flows - Investing and Financing Activities.

The significant investing and financing activities in 1995 are primarily related to the consummation of the Merger and Kelso Buyout transactions. The cash flows of KHC's operations are included in the above table for 1995 since January 1, 1995, net of the effects of the acquired assets and liabilities of KHC. KHC's operating activities included above have been adjusted for minority interests from January 1, 1995 through the acquisition date.

In connection with the Merger and Kelso Buyout transactions, Old PJC, prior to the PJC Spin-Off, incurred indebtedness to a subsidiary of Continental in a principal amount of approximately $408 million (net of $2 million in certain costs shared with Continental) ("New Cable Indebtedness"). Prior to the PJC Spin- Off, Old PJC used the proceeds of the New Cable Indebtedness, the $405 million provided by the sale of KVC and the Company Indebtedness (defined below) to (i) consummate the Kelso Buyout (ii) to repay substantially all outstanding indebtedness of Old PJC and KHC in an aggregate amount of approximately $623 million, and (iii) to pay other costs associated with the transactions. Additional indebtedness (the "Company Indebtedness") required to meet the foregoing obligations, among others, was incurred by Old PJC and the Company in the principal amount of $105 million. Following the PJC Spin-Off, the Company had no obligations or liabilities with respect to the New Cable Indebtedness, and Continental had no obligations or liabilities with respect to the Company Indebtedness. In connection with the sale of KVC, KBC paid approximately $121 million in taxes, which was funded by the Company Indebtedness in December, 1995.


The effects of the above transactions on consolidated long term debt and consolidated stockholders' equity of the Company are illustrated in the following table comparing amounts immediately before the transaction
(effectively, September 30, 1995) with balances as of December 31, 1995 (in thousands):


                                                           Balances as of       Balances as of
                                                           September 30,         December 31,
                                                                1995                 1995
                                                           --------------       --------------
 Consolidated Long-Term Debt                                $337,400             $244,098
 Consolidated Stockholders Equity                            277,745              263,239

 Long-Term Debt to Equity Ratio                                 1.21                  .93
                                                            ========              ========


Credit Facility

The Company Indebtedness was incurred pursuant to a Credit Agreement entered into by the Company on October 5, 1995 (the "Credit Agreement"). The Credit Agreement, which consists of a $75 million term loan and a $300 million revolving credit facility, provides the Company with maximum credit availability of $375 million. The amount of credit available as of December 31, 1995 under this facility was approximately $141 million.

Credit availability under the Credit Agreement decreases quarterly commencing December 31, 1996, with a final maturity on June 30, 2004. The revolving commitment decreases as follows (in thousands): 1996-$4,000; 1997-$10,500; 1998-$14,500; 1999-$21,500; 2000-$53,250; 2001-$65,750; 2002-$67,750; and
2003-$62,750. The indebtedness evidenced by the Credit Agreement is secured by guarantees from all of the material subsidiaries of the Company and a first priority pledge of all such material subsidiaries' capital stock. The Credit Agreement provides for borrowings indexed, as the Company may from time to time elect, to the Eurodollar rate, the certificate of deposit rate, or the "base" rate of the agent, plus the "spread" over such rates. The "spread" will be determined by the ratio of the total debt of the Company to the operating cash flow of the Company (as defined by the Credit Agreement). The Credit Agreement contains customary events of default, financial covenants, covenants restricting the incurrence of debt (other than under the Credit Agreement), investments and encumbrances on assets and covenants limiting mergers and acquisitions. The Credit Agreement provides for the mandatory prepayment of amounts outstanding and a reduction in the commitment under certain circumstances.

The Company has hedged against changes in interest rates on its revolving credit and term loan facilities described above through an interest rate swap agreement. The interest rate under the swap agreement is equal to 6.71% plus an applicable margin as defined in the revolving credit and term loan facility which, at December 31, 1995 effectively sets the interest rate at 8.1% on the first $200 million of outstanding debt. The Company recorded additional interest expense during 1995 of approximately $1.1 million which represents the excess of the swap agreement rate over the original contractual rate. The notional amounts under the agreement are as follows: $200 million in 1996, $175 million in 1997 and $150 million in 1998 and 1999.

Cash Flows from Operations

Consolidated cash flows provided by (used in) operations in 1995 can be analyzed as follows (in thousands):
                                                                                       1995
                                                                                     --------
EBITDA:
      Broadcasting                                                                   $ 64,419
      Publishing (excluding single cycle costs and restructuring charges)              14,808
      Programming and New Media                                                        (1,664)
      Corporate                                                                       (12,363)
                                                                                     --------
          Total                                                                        65,200

      Program rights amortization                                                      17,318
      Interest expense paid                                                           (11,400)
      Income taxes paid                                                               (12,679)
      Other working capital items                                                      (7,865)
                                                                                     --------
           Cash flow from operations before unusual cash payouts                       50,574

 Unusual cash payouts
      IRS settlements (1)                                                             (15,023)
      Stock-based compensation payouts in connection with incentive stock
      unit plan liquidation (see discussion below)                                    (20,633)
      Cash paid related to single cycle conversion costs (2)                           (2,943)
                                                                                     --------
           Cash flow from operations                                                 $ 11,975
                                                                                     ========

    Notes to table

(1) "IRS settlements" identified above relates to amounts paid in connection with final settlements reached with the Internal Revenue Service relating to examinations of the Company's income tax returns for the years 1984 through 1989.

(2) Cash portion of single cycle costs incurred to consolidate the Company's morning and afternoon newspapers. See discussion of such costs in the "Adjusted Combined Results of Operations" and Note 8 of the Company's consolidated financial statements.

As discussed previously, EBITDA on a consolidated basis was relatively even with prior year but has increased 38.8% since 1993 with significant growth in Broadcasting and cost controls in Corporate overhead. EBITDA for the KHC broadcasting operations acquired amounted to $46.3 million in 1995 and $43.5 million in 1994 and $35.8 million in 1993. EBITDA for 1995, 1994, and 1993, including KHC's broadcasting operations, are as follows (in thousands):

                                                                              Years Ended December 31,
                                                                ------------------------------------------------
                                                                                            Adjusted Combined
                                                                                     ---------------------------
                                                                   1995                 1994                1993
                                                                --------             --------             ------
    EBITDA, excluding single cycle and
     restructuring charges:
          Broadcasting                                          $64,419              $57,634             $43,014
          Publishing                                             14,808               20,468              21,317
          Programming and New Media                              (1,664)                (614)                  -
          Corporate                                             (12,363)             (13,074)            (17,346)
                                                                -------              -------             -------
                  Total                                         $65,200              $64,414             $46,985
                                                                =======              =======             =======



Stock-based compensation payouts identified above totaling $20.6 million relate to cash paid to participants in the liquidation of 85% of the units in the Company's incentive stock units plan (the "IUP Plan"). Amounts paid to participants in the IUP Plan and for the remaining units previously were to be adjusted if, upon the occurrence of a public offering of Continental Class A Common Stock or certain other events, the price of Continental Class A Common Stock is greater or less than the price attributed to such shares at the time 85% of the units were liquidated. A similar adjustment was applicable to certain other stock-based compensation plans of the Company. As a result of a planned merger of Continental with and into USWest Media Group ("USWest/Continental Merger"), jointly announced by these entities on February 27, 1996, participants in these plans may now receive the adjustment as additional payments in cash or stock reflecting the increase in the price of Continental Class A Common Stock since the Merger. The final amount of additional consideration is subject to approval by the Compensation Committee of the Company's Board of Directors and the closing of the USWest/Continental Merger but could approximate $21 million the vested portion of which will be charged to first quarter operations in 1996. It is currently anticipated that following the payout of any additional consideration, the IUP Plan will be fully liquidated and terminated.

Capital Expenditures

Of the $15.3 million spent in 1995 on capital expenditures, $8.0 million was spent by the Broadcasting division; $3.2 million was spent by Publishing; and $3.7 million was spent in Programming and New Media. Broadcasting and Programming and New Media capital expenditures consisted primarily of maintenance of existing broadcasting plant and equipment but also consisted of approximately $2.1 million spent on advanced digital editing systems with another $4 million to $5 million planned for such digital editing systems in 1996. Total capital expenditures planned for Broadcasting in 1996 are expected to be approximately $12.5 million. Publishing capital expenditures of $3.2 million are primarily related to information and prepress systems and equipment replacement. Similar amounts for Publishing are planned for 1996.

Investments

In addition to the Kelso Buyout, the Company made significant investments in Programming and New Media in 1995. Investments in the cable networks AHN and TVFN totaled $10.3 million and $5.2 million, respectively in 1995. Investments in its interactive shopping venture, Peapod, totaled $5.3 million and investments in Partner Stations Network totaled $.9 million. The Company intends to increase its investment in these and other entities in Programming and New Media in 1996 with minimum amounts of $32 million planned for AHN and TVFN. In addition, the Company intends to pursue a proposed transaction to purchase some or all of the cash equity partnership interests held by three partners of TVFN. In 1995, the Company disposed of the Biltmore Hotel in Providence, Rhode Island, for approximately $7 million, which approximated net book value.

Dividends and Treasury Stock

Total gross dividends have been fairly constant over the past three years at $9.7 million in 1995 and 1994 and $8.9 million in 1993. It is anticipated that total dividends for 1996 will be equivalent to those paid in 1995. After 1996, it is anticipated that dividends will be reduced to zero subject to change at the discretion of the Board of Directors of the Company.

The Company has not repurchased its stock since 1994 and does not currently
have plans to do so in 1996.   As discussed in note 16 of the consolidated
financial statements, additional consideration totaling $7.4 million was paid in 1995 to a former stockholder under the terms of a redemption agreement dated April 15, 1987 in connection with a treasury stock repurchase at that time.

Future Funding and Capital Resources

Future cash flows from the Company's operations are expected to be sufficient to meet foreseeable working capital, debt service, capital expenditure, and dividend requirements. In addition, the Company expects to use its unused credit facility and cash flow from operations for developing its existing businesses and investing in programming and new media ventures, among other things. In order to enhance corporate flexibility, management is currently exploring other debt or equity capital resource alternatives.

INFLATION

Certain of the Company's expenses, such as those for wages and benefits increase with general inflation. However, the Company does not believe that its results of operations have been, or will be, adversely affected by inflation, provided that it is able to increase its advertising rates periodically.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Statement encourages, but does not require, a fair value based method of accounting for stock- based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Company intends to continue to account for stock-based compensation costs under APB Opinion No. 25 and will provide the additional required disclosures relating to 1995 and 1996 stock options in its 1996 Annual Report.

On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying value or fair value less costs to sell. Adoption of this statement is not expected to have any impact on the Company's consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                           PAGE
                                                                                                                           -----
Financial Statements and Schedule of the Company
- ------------------------------------------------

THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

    Independent Auditors' Reports  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41-42

    Consolidated Balance Sheets, December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43

    Consolidated Statements of Operations, for the Years Ended December 31, 1995, 1994, and 1993   . . . . . . . . .          44

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993  . . . . . . . . . .          45

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994, and 1993  . . . . .          46

    Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47-70

    Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1995,
       1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          71


Financial Statements and Schedule  of the Company's Significant Unconsolidated Affiliate
- ----------------------------------------------------------------------------------------

KING HOLDING CORP. AND SUBSIDIARIES*

    Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72

    Consolidated Balance Sheet, December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          73

    Consolidated Statements of Operations, for the Years Ended December 31, 1994 and 1993  . . . . . . . . . . . . .          74

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1994 and 1993   . . . . . . . . . . . . .          75

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994 and 1993   . . . . . . . .          76

    Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       77-89

    Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1994
       and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90

*King Holding Corp. was acquired and consolidated by the Company in 1995.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Providence Journal Company:


We have audited the consolidated financial statements of The Providence Journal Company and Subsidiaries (the Company) as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of King Holding Corp. (a 50% owned investee company prior to October 5, 1995) as of December 31, 1994 and for each of the years in the two-year period then ended. The Company's investment in King Holding Corp. at December 31, 1994 was $76,829,000 and its equity in losses of King Holding Corp. was $8,325,000 and $7,244,000 for the years ended December
31, 1994 and 1993, respectively.   The consolidated financial statements and
financial statement schedule of King Holding Corp. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for King Holding Corp. is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

As discussed more fully in Note 2 to the consolidated financial statements, the Company completed the Merger and related transactions with Continental Cablevision, Inc. and the Kelso Buyout on October 5, 1995 which resulted in the disposal of the Company's cable operations, and the acquisition of the Company's joint venture partner's interest in King Holding Corp.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Journal Company and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG PEAT MARWICK LLP


Providence, Rhode Island
February 16, 1996, except for
Notes 2 and 13 which are dated
March 4, 1996 and February 27,
1996, respectively.

                          INDEPENDENT AUDITORS' REPORT


King Holding Corp.:


We have audited the consolidated financial statements of King Holding Corp. (the Company) as listed in the accompanying index. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of King Holding Corp. and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                       /s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 10, 1995

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     DECEMBER 31,
                                                                                              --------------------------
                                                                                                1995              1994
                                                                                              ---------         --------
                                       ASSETS
Current assets:
        Cash                                                                                  $     87          $  1,319
        Accounts receivable, net of allowance for doubtful accounts of
           $4,328 in 1995, and $1,950 in 1994                                                   56,321            24,916
        Television program rights, net                                                          16,536             4,699
        Federal and state income taxes receivable                                               24,146             1,661
        Deferred income taxes (note 9)                                                           7,112            20,526
        Inventory, prepaid expenses and other current assets                                     5,019             4,593
                                                                                              --------          --------
               Total current assets                                                            109,221            57,714

Investments in affiliated companies (note 3)                                                    22,171            83,407
Notes receivable (note 4)                                                                       19,174            19,513
Television program rights, net                                                                   3,817             2,670
Property, plant and equipment, net (note 5)                                                    171,649           130,287
License costs, goodwill and other intangible assets, net (note 6)                              354,411            35,222
Other assets (notes 10 and 14)                                                                  26,787            26,110
Net assets of discontinued operations (note 2)                                                     -             369,790
                                                                                              --------          --------
                                                                                              $707,230          $724,713
                                                                                              ========          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                      $ 16,837          $ 10,202
        Accrued expenses and other current liabilities (note 7)                                 49,504            92,840
        Current installments of long-term debt (note 10)                                           100            13,588
        Current portion of television program rights payable (note 11)                          16,463             4,542
                                                                                              --------          --------
               Total current liabilities                                                        82,904           121,172

Long-term debt (note 10)                                                                       243,998           247,173
Television program rights payable (note 11)                                                      5,509             2,822
Deferred income taxes (note 9)                                                                  52,298            11,944
Deferred compensation (note 13)                                                                 10,204            11,287
Other liabilities (notes 13 and 14 )                                                            49,078            44,428
                                                                                              --------          --------
               Total liabilities                                                               443,991           438,826

Commitments and contingencies (notes 2, 3, 12, 14, and 16)
Stockholders' equity (notes 2 and 17):
        Class A common stock, par value $1.00 per share; authorized
           180,000,000 shares; issued 38,514 shares in 1995                                         39
        Class B common stock, par value $1.00 per share; authorized
          46,825,000 shares; issued 46,817 shares in 1995                                           47
        Class A common stock, par value $2.50 per share; authorized
          600,000 shares; issued  38,369 shares in 1994                                            -                  96
        Class B common stock, par value $2.50 per share; authorized
          300,000 shares; issued  47,281 shares in 1994                                            -                 118
        Additional paid in capital                                                                  71             1,225
        Retained earnings (note 2)                                                             264,335           291,791
        Unrealized gain (loss) on securities held for sale, net                                 (1,253)              105
        Treasury stock at cost-961 shares in 1994                                                  -              (7,448)
                                                                                              --------          --------
               Total stockholders' equity                                                      263,239           285,887
                                                                                              --------          --------
                                                                                              $707,230          $724,713
                                                                                              ========          ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                               1995               1994                1993
                                                                             ---------         ---------            --------
Revenues:
        Broadcasting                                                         $ 180,547         $  54,024            $45,506
        Publishing advertising                                                  96,340            97,006             93,886
        Publishing circulation                                                  32,151            30,887             31,028
        Programming and New Media                                                3,468             2,300                -
                                                                             ---------         ---------          ---------
              Total net revenues                                               312,506           184,217            170,420
                                                                             ---------         ---------          ---------
 Expenses:
        Operating                                                              161,283            77,543             84,925
        Selling, general and administrative                                     87,259            83,129             72,356
        Single Cycle costs and restructuring (note 8)                           14,222               -                  -
        Stock-based compensation                                                 2,387            15,138              5,735
        Depreciation and amortization                                           33,969            19,983             20,613
                                                                             ---------         ---------          ---------
              Total expenses                                                   299,120           195,793            183,629
                                                                             ---------         ---------          ---------

 Operating income (loss)                                                        13,386           (11,576)           (13,209)

 Other income (expense):
        Interest expense (notes 2 and 10)                                      (11,395)           (2,426)            (2,578)
        Equity in loss of affiliated companies (note 3)                         (7,835)          (13,380)            (8,763)
        Management fees from related parties (note 3)                              -               3,525              3,781
        Other income (expense), net                                              4,797             2,578             (1,599)
                                                                             ---------         ---------          ---------
              Total other expense, net                                         (14,433)           (9,703)            (9,159)
                                                                             ---------         ---------          ---------

 Loss from continuing operations before income tax expense  (benefit)           (1,047)          (21,279)           (22,368)
 Income tax expense (benefit) (note 9)                                           3,956             1,950             (6,097)
                                                                             ---------         ---------          ---------
 Loss from continuing operations                                                (5,003)          (23,229)           (16,271)

 Discontinued operations (note 2):
     Loss from operations of discontinued segments, net of income tax
         benefits                                                                  -              (1,798)            (6,413)
     Loss on disposal of segments, net of income tax benefits                      -             (34,764)               -
                                                                             ---------         ---------          ---------
 Loss before extraordinary items                                                (5,003)          (59,791)           (22,684)

 Extraordinary items, net  (note 10)                                            (2,086)              -                1,551
                                                                             ---------         ---------          ---------
Loss before minority interests                                                  (7,089)          (59,791)           (21,133)

Minority interests                                                              (2,559)              -                  -
                                                                             ---------         ---------          ---------
Net loss                                                                     $  (9,648)        $ (59,791)         $ (21,133)
                                                                             =========         =========          =========

Net loss per common share:
       From continuing operations                                            $  (58.47)        $ (273.66)         $ (190.75)
       From discontinued operations                                                -             (430.74)            (75.18)
       Extraordinary items                                                      (24.38)              -                18.18
       Minority interests                                                       (29.90)              -                  -
                                                                             ---------         ---------          ---------
Net loss per common share                                                    $ (112.74)        $(704.40)          $ (247.74)
                                                                             =========         =========          =========
Weighted average shares outstanding                                             85,570            84,882             85,302

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------------
                                                                                        1995           1994             1993
                                                                                    ----------       --------         --------
 Operating activities:
       Net loss                                                                     $  (9,648)       $(59,791)        $(21,133)
       Adjustments to reconcile net loss
           to cash flows provided by continuing operations:
             Extraordinary items                                                        2,086             -             (1,551)
             Discontinued operations                                                      -            36,562            6,413
             Minority interests                                                         2,559             -                -
             Depreciation and amortization                                             33,969          19,983           20,613
             Program rights amortization                                               17,318           7,356            7,674
             Equity in loss of affiliated companies                                     7,835          13,380            8,763
             Deferred income taxes                                                     11,008          (3,258)          (4,846)
             Increase (decrease) in deferred compensation                              (1,531)          7,740            5,767
        Changes in assets and liabilities, net of effects of acquisitions
             Accounts receivable                                                       (4,604)           (484)          (1,451)
             Inventories, prepaid expenses and other current assets                   (34,870)         (1,868)            (660)
             Accounts payable                                                           1,172           2,545           (3,128)
             Accrued expenses and other current liabilities                           (15,095)           (697)           1,629
         Other, net                                                                     1,776           3,459            5,293
                                                                                    ---------         -------         --------
              Cash flows provided by continuing operations                             11,975          24,927           23,383
                                                                                    ---------         -------         --------
 Investing activities:
        Purchase of Kelso interest, less cash acquired $3,578                        (261,422)            -                -
        Investment in securities held for sale                                           (397)            -             (5,551)
        Investments in and advances to affiliated companies                           (23,647)         (6,555)          (5,783)
        Additions to property, plant and equipment                                    (15,276)         (6,481)         (11,597)
        Collections on notes receivable                                                   339           3,086            2,751
        Proceeds from sale of assets                                                    8,739             594            1,073
        Cash proceeds in sale of cable operations, net of taxes paid                  693,058             -                -
        (Increase) decrease in discontinued operations through disposal date          (66,459)         24,838           (4,528)
                                                                                    ---------         -------         --------
              Cash flows provided by (used in) investing activities                   334,935          15,482          (23,635)
                                                                                    ---------         -------         --------
 Financing activities:
        Proceeds from syndicated long-term debt                                       233,000             -             30,000
        Net increase in syndicate line of credit                                        1,298             -                -
        Proceeds from refinanced syndicated long-term debt                             90,711             -                -
        Principal payments on long-term debt including prepayment penalty            (638,224)        (19,345)         (11,153)
        Payments of debt issue costs                                                   (1,748)            -                -
        Payments on television program rights payable                                 (16,166)         (6,760)          (7,296)
        Dividends paid                                                                 (9,706)         (9,711)          (8,872)
        Issuance of Class A stock                                                          46             -                -
        Purchases and adjustments to basis of treasury stock                           (7,353)         (4,291)          (2,387)
                                                                                    ---------         -------         --------
               Cash flows provided by (used in) financing activities                 (348,142)        (40,107)             292
                                                                                    ---------         -------         --------
 Increase (decrease) in cash                                                           (1,232)            302               40
 Cash at beginning of year                                                              1,319           1,017              977
                                                                                    ---------         -------         --------
 Cash at end of year                                                                $      87        $  1,319         $  1,017
                                                                                    ---------         -------         --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 CLASS A                CLASS B
                                                              COMMON STOCK            COMMON STOCK         ADDITIONAL
                                                          -------------------    -------------------        PAID IN
                                                          SHARES       AMOUNT    SHARES       AMOUNT       CAPITAL
                                                          ------      -------    -------      ------     ----------
Balances at December 31, 1992                              37,979        $ 95    47,671         $119       $ 1,225
   Treasury stock activity:
           Tender offer and other purchases                    --          --        --           --            --
           Issuance of common stock from treasury              --          --        --           --            --
    Conversion upon sale of Class B to Class A
      common stock                                            374           1      (374)          (1)           --
    Dividends declared, $104 per share                         --          --        --           --            --
    Net loss                                                   --          --        --           --            --
                                                           ------        ----    ------         ----       -------
 Balances at December 31, 1993                             38,353          96    47,297          118         1,225
    Purchases of treasury stock                                --          --        --           --            --
    Conversion upon sale of Class B to Class A
      common stock                                             16          --       (16)          --            --
    Dividends declared, $114.40 per share                      --          --        --           --            --
    Cumulative effect of change in accounting                  --          --        --           --            --
      principle (note 1(c))                                    --          --        --           --            --
    Net change in unrealized gain (loss)                       --          --        --           --            --
    Net loss
                                                           ------        ----    ------         ----       -------
 Balances at December 31, 1994                             38,369          96    47,281          118         1,225
    Conversion upon sale of Class B to Class A
     common stock                                             131          --      (131)          --            --
    Reissuance of treasury stock in connection
      with stock based compensation plans                      --          --        --           --         2,738
    Treasury stock adjustments to basis (note 16)              --          --        --           --            --
    Dividends declared $114.40 per share                       --          --        --           --            --
    Net change in unrealized gain (loss)                       --          --        --           --            --
    Excess of proceeds over net assets held
      for sale in disposal of cable operations
      (note 2)                                                 --          --        --           --            --
    Deemed distribution to shareholders of
        Continental capital stock in connection
        with disposal of cable operations (note 2)             --          --        --           --            --
    Recapitalization in connection with  PJC
      Spin-Off (notes 2 and 17)                                --         (57)     (333)         (71)       (3,963)
    Exercised options                                          14          --        --           --            71
    Net loss                                                   --          --        --           --            --
                                                           ------        ----   -------         ----       -------
 Balances at December 31, 1995                             38,514        $ 39    46,817         $ 47       $    71
                                                           ======        ====   =======         ====       =======

                                                                       UNREALIZED
                                                                       GAIN (LOSS)         TREASURY STOCK
                                                          RETAINED    ON SECURITIES     --------------------
                                                          EARNINGS    HELD FOR SALE     SHARES        AMOUNT         TOTAL
                                                          ---------   -------------     ------       --------        -----
Balances at December 31, 1992                            $ 391,298           --          (100)       $  (770)      $391,967
   Treasury stock activity:
           Tender offer and other purchases                     --           --          (337)        (2,460)        (2,460)
           Issuance of common stock from treasury               --           --            10             73             73
    Conversion upon sale of Class B to Class A
      common stock                                              --           --            --             --             --
    Dividends declared, $104 per share                      (8,872)          --            --             --         (8,872)
    Net loss                                               (21,133)          --            --             --        (21,133)
                                                         ---------      -------           ---        -------       --------
 Balances at December 31, 1993                             361,293           --          (427)        (3,157)      $359,575
    Purchases of treasury stock                                 --           --          (534)        (4,291)        (4,291)
    Conversion upon sale of Class B to Class A
      common stock                                              --           --            --             --             --
    Dividends declared, $114.40 per share                   (9,711)          --            --             --         (9,711)
    Cumulative effect of change in accounting
      principle (note 1(c))                                     --        5,120            --             --          5,120
    Net change in unrealized gain (loss)                        --       (5,015)           --             --         (5,015)

    Net loss                                               (59,791)          --            --             --        (59,791)
                                                         ---------      -------           ---        -------       --------
 Balances at December 31, 1994                             291,791          105          (961)        (7,448)       285,887
    Conversion upon sale of Class B to Class A
      common stock                                              --           --            --             --             --
    Reissuance of treasury stock in connection
      with stock based compensation plans                       --           --           628          4,867          7,605
    Treasury stock adjustments to basis
      (note 16)                                                 --           --            --         (7,353)        (7,353)
    Dividends declared $114.40 per share                    (9,706)          --            --             --         (9,706)
    Net change in unrealized gain (loss)                        --       (1,358)           --             --         (1,358)
    Excess of proceeds over net assets held
      for sale in disposal of cable operations
      (note 2)                                             582,510           --            --             --        582,510
    Deemed distribution to shareholders of
      Continental capital stock in connection
        with disposal of cable operations
        (note 2)                                          (584,769)          --            --             --       (584,769)
    Recapitalization in connection with  PJC
      Spin-Off (notes 2 and 17)                             (5,843)          --           333          9,934             --
    Exercised options                                           --           --            --             --             71
    Net loss                                                (9,648)          --            --             --         (9,648)
                                                         ---------      -------           ---        -------       --------
 Balances at December 31, 1995                           $ 264,335      $(1,253)           --        $    --       $263,239
                                                         =========      =======           ===        =======       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 1--   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Consolidation

The consolidated financial statements present the financial position and results of operations of The Providence Journal Company ("Registrant") and its subsidiaries (collectively the "Company"). Registrant is the successor to Providence Journal Company ("Old PJC") which reorganized itself, acquired all of its joint venture partner's interest in King Holding Corp. ("KHC"), and disposed of its cable operations on October 5, 1995 in a series of transactions as described in Note 2. The Company is a diversified communications company with operations and investments in several media and electronic communications businesses. The principal areas of the Company's activities are television broadcasting ("Broadcasting"), newspaper publishing ("Publishing") and programming and new media ventures ("Programming and New Media"). Prior to the consummation of the Merger (defined below) and other transactions described below, these businesses were conducted by Old PJC which was also engaged in the ownership and operation of cable television systems ("PJC Cable Business").

All significant intercompany balances and transactions have been eliminated and appropriate minority interests have been recorded in consolidation. The results of operations for KHC have been consolidated in the accompanying statement of operations since January 1, 1995 with appropriate adjustments for minority interests for the period from January 1, 1995 to October 5, 1995 the date of the Kelso Buyout, as discussed in Note 3.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the current year presentation.

(b) Cash

The Company has a cash management program whereby outstanding checks in excess of cash in the concentration account are not accounted for as reductions of cash until presented to the bank for payment. At December 31, 1995 and 1994, the Company reclassified $2,162 and $2,805, respectively, of net outstanding checks to accounts payable.

Supplemental cash flow information is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                              1995      1994      1993
                                                            -------   -------   -------
Income taxes paid during the year (excluding IRS
settlements, see Note 9)..................................  $12,679   $ 2,588   $ 9,815
                                                            =======   =======   =======
Interest paid during the year (including amounts allocated
 to discontinued operations), net of amounts capitalized..  $47,891   $20,911   $20,285
                                                            =======   =======   =======
Obligations incurred for acquisition of television program
rights (non-cash transactions)............................  $21,520   $ 6,627   $ 5,898
                                                            =======   =======   =======

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


In connection with the acquisition of the joint venture partner's interest in King Holding Corp. in 1995, assets acquired and liabilities assumed were as follows:

Assets acquired...............   $243,186
                                 ========
Goodwill and other intangibles   $206,740
                                 ========
Liabilities assumed...........   $184,926
                                 ========

(c) Investments

Investments in Affiliates

Investments in affiliates in which the Company has significant influence (generally ownership of 20% to 50% of voting stock) and investments in partnerships are accounted for using the equity method. Other investments (generally ownership of less than 20% of voting stock) are carried at the lower of cost or net realizable value. The following investments are accounted for under the equity method as of December 31, 1995:

  Television Food Network, G.P.
  America's Health Network
  Peapod, L.P.
  Partner Stations Network, L.P.
  Linkatel Pacific, L.P.

Information about these investments is presented in Note 3.

Investments in Marketable Equity Securities

Investments in marketable equity securities consist of one common stock investment, StarSight Telecast, Inc., in which the Company owns approximately 5% of the outstanding common stock. This marketable equity security is included in other assets on the accompanying consolidated balance sheets.

Prior to January 1, 1994, marketable equity securities were stated at cost. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard, the Company's marketable equity securities are considered to be "held for sale" and unrealized gains and losses, net of the related tax effect, are recorded as a separate component of stockholders' equity. A decline in the market value of any marketable equity security below cost that is deemed other than temporary results in an adjustment to the cost basis of the security which is charged to the consolidated statement of operations.

At December 31, 1995 and 1994, the cost of marketable equity securities totaled $5,949 and $5,552, respectively; fair market value totaled $3,861 and $5,727, respectively.

(d) Inventories

Inventories, principally comprising raw materials, are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) basis. Replacement cost of inventories was $2,806 and $1,945 at December 31, 1995 and 1994, respectively.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(e) Television Program Rights

Television program rights acquired under license agreements are recorded as assets at the gross value of the related liabilities at the time the programs become available for showing. The rights are amortized using accelerated methods over the term of the applicable contract. Amortized costs are included in operating expenses in the accompanying consolidated statements of operations.

Program rights classified as a current asset represent the total amount estimated to be amortized within a year. Related liabilities due to licensers are classified as current or long-term in accordance with the payment terms.

Television program rights are reviewed periodically for impairment and, if necessary, adjusted to estimated net realizable value.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to income as incurred; significant improvements are capitalized. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Buildings and improvements  2 - 45 years
Machinery and equipment...  3 - 15
Furniture and fixtures....  5 - 11
Broadcast equipment.......  6 - 15

When the Company determines that certain property, plant and equipment is impaired, a loss for impairment is recorded for the excess of the carrying value over the fair value of the asset. Fair value is determined by independent appraisal, if an active market exists for the related asset. Otherwise, fair value is estimated through forecasts of expected cash flows.

(g) License Costs, Goodwill and Other Intangible Assets

License costs and other intangible assets are stated at cost. Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company provides for amortization using the straight-line method over periods ranging from 5 to 40 years.

The Company periodically reviews its intangible assets to determine whether any impairment has occurred. The Company assesses the recoverability of intangible assets by reviewing the performance of the underlying operations, in particular the operating cash flows (earnings before income taxes, depreciation, and amortization) of the operation.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


(h) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(i) Pension and Other Postretirement Benefits

The Company has defined benefit pension plans covering substantially all employees of Publishing and certain employees of Broadcasting. The plans are funded in accordance with the requirements of the Employee Retirement Income Security Act.

The Company sponsors a defined life insurance and medical plan for its newspaper and one of its broadcast operations, respectively. The plans are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions".

(j) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative financial instruments are only used to manage interest rate risks.

The Company has entered into an interest rate swap agreement which is accounted for as a hedge of the obligation and, accordingly, the net swap settlement amount is recorded as an adjustment to interest expense in the period incurred (see note 10). Gains and losses upon settlement of a swap agreement are deferred and amortized over the remaining term of the agreement.

(k) Net Loss Per Share

Net loss per share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Restricted stock units and stock options are both considered common stock equivalents. Common stock equivalents were anti-dilutive for all periods in which the common stock equivalents were outstanding.

(l) Stock-Based Compensation

Effective January 1, 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Company intends to continue to account for stock-based compensation costs under APB Opinion No. 25 and will provide the additional required disclosures relating to 1995 and 1996 stock options in its 1996 Annual Report.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 2-- REORGANIZATION AND DISCONTINUED CABLE OPERATIONS

(a)  Reorganization

On October 5, 1995, Old PJC completed the acquisition of the 50% interest in King Holding Corp. ("KHC") held by an unrelated third party for $265 million, including $5 million in transaction fees (the "Kelso Buyout"), completed the transfer of all non-cable operations from Old PJC to the Company in a substantially tax-free reorganization pursuant to which the shares of capital stock of the Company were distributed to the shareholders of Old PJC (the
"PJC Spin-Off"), and, following the PJC Spin-Off, at which point it held only Old PJC's cable television businesses and assets, Old PJC was merged ("the Merger") with and into Continental Cablevision, Inc. ("Continental"). Immediately prior to the Kelso Buyout, Continental purchased for $405 million all of the stock of King Videocable Company ("KVC"), a wholly owned subsidiary of King Broadcasting Company ("KBC"), which is wholly owned by KHC. As a result of these transactions, the Company, in substance, became successor to Old PJC, in the same lines of businesses, simultaneously spinning off its cable subsidiaries to its shareholders who then merged them into Continental.

Proceeds from the disposal of the cable operations discussed above consisted of a combination of Continental stock, which was received directly from Continental by Old PJC's shareholders in connection with the Merger, assumption of a portion of the Old PJC's debt by Continental (see Note 10), and cash. The total combined consideration amounted to approximately $1.4 billion (including the $405 million from the sale of KVC). The excess of the proceeds over the net assets of the discontinued cable operations was $582,510 and is reflected in the consolidated statement of stockholders' equity. The receipt by the Old PJC Shareholders of the Continental shares, valued at $584,769, is recorded as a deemed distribution to shareholders in the statement of stockholders' equity.

The Merger agreement between Old PJC and Continental provides that the total combined consideration received from the disposal of the Company's cable operations will be adjusted for certain working capital items of the cable operations acquired by Continental. On March 4, 1996, the Company agreed to pay Continental $4,250 in full settlement of this working capital adjustment which was accrued in the accompanying balance sheet as of December 31, 1995 and included in discontinued operations of 1995.

In connection with the Merger, the Company agreed to indemnify Continental from any and all liabilities arising from the non-cable television businesses, and is responsible for all federal and state income tax liabilities for periods ending on or before the closing date.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


(b) Discontinued Cable Operations

The results of operations of the cable television segment, the cellular system and the paging subsidiary have been reported as discontinued in the accompanying consolidated statements of operations. Prior year financial statements have been reclassified to present these businesses as discontinued operations. Operating results of these discontinued operations were as follows:

                                          YEARS ENDED DECEMBER 31,
                                    -----------------------------------
                                       1995        1994         1993
                                    ---------    ---------    ---------
Revenues.....................       $ 148,268    $ 177,953    $ 177,417
Costs and expenses...........        (154,741)    (180,597)    (185,998)
Equity in income of affiliate           1,373        2,417        1,413
                                    ---------    ---------    ---------
Loss before income taxes.....          (5,100)        (227)      (7,168)
Income tax (expense) benefit.          (2,017)      (1,571)         755
                                    ---------    ---------    ---------
Net loss.....................       $  (7,117)   $  (1,798)   $  (6,413)
                                    =========    =========    =========

The net loss for discontinued operations in 1995 was accrued in 1994 as part of the costs to dispose of the cable operations. No amounts were required to be recorded in the loss from operations of discontinued segments in the consolidated statement of operations for 1995.

Loss from operations of discontinued segments includes allocated interest expense totaling $17,265 (excluding $12,386 allocated to KVC operations), $20,674 and $19,807 in 1995, 1994 and 1993, respectively. Interest allocated to discontinued segments was limited to the associated interest on debt that was repaid in connection with the Merger. The estimated loss on disposal of segments in 1994 of $34,764, which is net of income tax benefits of $8,038, includes severance packages, transaction costs and a provision for loss during the phase-out period.

In addition, in 1994 the Company sold its remaining cellular system investment and its paging subsidiary. As a result of these transactions, the Company recorded gains of $1,390 (net of phase-out period operating losses and income taxes).

Included in discontinued operations is a 50% equity investment in Copley/Colony, Inc. ("Copley/Colony"), a joint venture between Colony Communications, Inc. ("Colony") (a subsidiary of Old PJC) and Copley Press Electronics Company ("Copley"), engaged in cable television operations. In connection with the Merger agreement with Continental, in May, 1995 Copley sold all of its interests in Copley/Colony to Colony for a fixed aggregate purchase price of $47,790 in cash. As a result, Colony owned all of the outstanding shares of Copley/Colony at the time of the Merger with Continental.

The net assets of the cable television businesses acquired by Continental are presented in the accompanying consolidated balance sheets as "net assets of discontinued operations" prior to the disposal. Discontinued assets acquired consisted primarily of plant and equipment, and intangible assets. Liabilities assumed consisted primarily of accounts payable and accrued expenses.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



NOTE 3 -- INVESTMENTS IN AFFILIATED COMPANIES

(a) King Holding Corp.

The Kelso Buyout as discussed in Note 2 (a), was recorded in the fourth quarter
of 1995 as a step acquisition under the purchase method of accounting.   The
excess of the purchase price over the net book value of assets acquired including deferred taxes was $206,740, of which approximately $88,000 was allocated to identifiable intangibles and the remainder to goodwill, together to be amortized over an average life of approximately 30 years.

The following table presents unaudited pro forma summary results of operations as if the Kelso Buyout and Merger had occurred on January 1, 1994, and accordingly, include adjustments for additional amortization and interest
expense and related income tax benefits.   It does not purport to be indicative
of what would have actually occurred had the acquisition occurred on January 1,
1994 nor is it indicative of results which may occur in the future:

                                                PRO FORMA (UNAUDITED)
                                               YEARS ENDED DECEMBER 31,
                                               -------------------------
                                                  1995           1994
                                               ---------       ---------
Revenues..........................             $ 312,506       $ 301,276
Loss from continuing operations...               (14,893)        (19,136)
Net loss..........................             $ (16,979)      $ (19,136)
                                               =========       =========
Net loss per common share.........             $ (198.42)      $ (225.44)
                                               =========       =========

Prior to the acquisition of all outstanding interests, the Company received annual governance fees and management fees from KHC totaling $3,525 and $3,781 in 1994 and 1993 respectively, which had been included in management fees from related parties. The Company charged KHC $1,130 and $330 for accounting services in 1994 and 1993, respectively, and was also reimbursed $3,240, and $2,842 by KHC for expenses in its capacity as manager in 1994 and 1993,
respectively.   In 1995, the annual governance, management, and accounting fees and expenses reimbursed  have been eliminated in consolidation.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Summary combined information for King Holding Corp. as of December 31, 1994 and for each of the years in the two year period then ended is summarized below:

                                                 1994
                                              ---------
Current assets........................        $ 39,978
Current liabilities...................         (48,804)
                                              --------
Working capital deficiency............          (8,826)
Property, plant and equipment, net....          58,131
Intangible and other assets...........         138,453
Net assets of discontinued operations.         255,902
Long-term liabilities.................        (289,669)
                                              --------
Net assets............................        $153,991
                                              ========

                                                 1994             1993
                                              --------          --------
Revenues..............................        $117,059          $102,340
                                              ========          ========
Operating income......................        $ 24,776          $ 16,371
                                              ========          ========
Income from continuing operations.....        $  7,263          $    900
                                              ========          ========
Loss from discontinued operations, net        $(23,915)         $(15,389)
                                              ========          ========
Net loss..............................        $(16,652)         $(14,489)
                                              ========          ========

(b) Television Food Network, G.P.

As of December 31, 1995, the Company, controlled a 20% interest in Television Food Network, G.P. ("TVFN"). The partnership was formed specifically to own and operate the Television Food Network channel. TVFN is a 24-hour advertising supported network service that provides television programming related to the preparation, enjoyment and consumption of food, as well as programs focusing on nutrition and topical news areas. TVFN is a general partnership consisting of eight media companies with cable television, broadcast television and programming holdings. TVFN is distributed predominantly through cable television stations to aproximately 15.4 million subscribers throughout the United States. The Company is the general partner in the managing partner of TVFN and has invested approximately $12,650 through December 31, 1995. In addition, the Company is negotiating with three of its partners to purchase interests which, when combined with the Company's current interest, would give the Company majority ownership of TVFN. In addition, the Board approved additional investments in TVFN of up to an additional $20,000 to fund operating losses of TVFN through 1997.

Effective March 1994 the Company entered into a sub-lease agreement with TVFN for use of the Company's C-band primary transponder. The lease is effective through March 1999. The Company recorded $1,090 and $1,700 in rental revenue from TVFN in 1995 and 1994, respectively.

(c) America's Health Network

During 1995, the Company invested $10,250 in America's Health Network ("AHN"), a development stage cable programming network service intending to provide health-related information and products. The channel launched on March 25, 1996 with 750,000 subscribers. The Company's Board of Directors has approved additional investments up to $12,000, expected to made in 1996. In early
1996, AHN, Inc. was reorganized and became America's Health Network, L.L.C. ("AHN LLC"), a limited liability corporation which is the general partner in AHN Partners, L.P. ("AHN Partners"), a limited partnership formed to carry on the operations of the network. The Company has invested approximately $15,300 collectively in AHN LLC and AHN Partners as of February 29, 1996, representing a 59% interest, which is considered temporary until the full funding by investors is completed, which is expected to occur in the second quarter of 1996. It is anticipated that the Company's overall interest in this venture at that time will be approximately 50%. Although consolidation is not material to the Company's financial statements, to the extent the Company attains control over this investment, it will be consolidated in 1996.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



The Company also entered into a sub-lease agreement with AHN for use of the Company's C-band primary transponder. The lease term is from November 1, 1995 through October 31, 2000. The Company recorded revenue of $410 related to this agreement during 1995.

(d) Peapod, L.P.

On July 27, 1995, the Company purchased a 17.1% interest in Peapod, L.P., which currently provides an interactive computer on-line grocery ordering, shopping and delivery service in Chicago and San Francisco and will expand such services to Boston and Providence in 1996. Total investments in the partnership during 1995 were $5,335. The Company has committed to invest an additional $1,000 in 1996 as part of a $15 million private placement. No additional investments have been committed to.

Summary Financial Information -- TVFN, AHN, and Peapod, L.P

Summary combined financial information for TVFN, AHN and Peapod L.P., as of December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994 is presented below. Information for 1993 presented below is for TVFN only:

                                        1995       1994
                                      -------    -------
Current assets......................  $14,935    $ 8,511
Current liabilities.................   (8,418)    (2,489)
                                      -------    -------
Working capital.....................    6,517      6,022
Property, plant and equipment, net..    7,996      6,052
Intangible and other assets.........   11,248      3,356
Long-term liabilities...............   (3,009)      (373)
                                      -------    -------
Net assets..........................  $22,752    $15,057
                                      =======    =======

                         1995        1994       1993
                      --------    --------    -------
Revenues.........     $ 22,579    $ 10,307    $    13
                      ========    ========    =======
Operating loss...     $(31,863)   $(25,513)   $(6,526)
                      ========    ========    =======
Net loss.........     $(31,614)   $(25,223)   $(6,648)
                      ========    ========    =======

(e) Partner Stations Network, L.P.

The Company is a limited partner with four other television group broadcasters in Partner Stations Network, L.P. ("PSN"). PSN was formed in 1994 to develop and produce television programming for broadcast on their own stations and for potential national distribution to other television broadcast stations. Each of the limited partners has a 16% interest and the general partner, Lambert Television Management, Inc. has a 20% interest. Through December 31, 1995, the Company has invested $1,810.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(f) Linkatel Pacific, L.P.

In July 1993, the Company, through its wholly-owned subsidiary Colony/Linkatel Networks, Inc., invested in Linkatel Pacific, L.P. (a development stage enterprise), with two other communications companies. The Company has a 45% limited interest in the partnership, which was formed to pursue the development of alternative access networks. Through December 31, 1995, the Company has invested $6,531 in Linkatel Pacific, L.P. The Company intends to sell this investment in 1996 for an amount at least equal to the amounts invested to date, although no firm commitments are in place as of December 31, 1995.

Linkatel Pacific, L.P.'s net loss approximated $2,319 and $1,262 for the years ended December 31, 1995 and 1994. Net assets approximated $9,088 and $7,367 as of December 31, 1995 and 1994.

NOTE 4 -- NOTES RECEIVABLE

In September 1990, the Company advanced the Lowell Sun Publishing Company and Lowell Sun Realty Company (collectively the "Lowell Sun Companies") $25,650 and agreed to provide a $6,500 revolving credit facility. The loan and revolving credit facility which were originally due in March 1996 are subject to a
forebearance until January 2, 1997.   Amounts outstanding bear interest at a
floating rate of prime plus 1.25%. The advance is collateralized by all assets of the Lowell Sun Companies and an interest in Lowell Sun Companies stock. The principal balance receivable at December 31, 1995 and 1994 was $23,575 and $23,675, respectively.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at cost, consist of the following at December
31:

                                 1995       1994
                               --------   --------
Land.........................  $ 24,338   $ 17,054
Machinery and equipment......    84,733     78,503
Buildings and improvements...   116,790     75,608
Broadcast equipment..........   104,147     38,307
Furniture and fixtures.......    45,076     39,871
Construction in progress.....     1,445      1,564
                               --------   --------
                                376,529    250,907
Less accumulated depreciation   204,880    120,620
                               --------   --------
                               $171,649   $130,287
                               ========   ========

Depreciation expense on property, plant and equipment used in continuing operations totaled $22,346, $16,617 and $16,964 in 1995, 1994 and 1993, respectively.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



NOTE 6 -- INTANGIBLE ASSETS

As of December 31, 1995 and 1994, intangible assets consist of:

                        1995            1994
                      --------        -------
Goodwill............  $166,594        $28,219
Licenses............   165,836          1,303
Advertiser Relations    88,595         41,395
Other...............       411            307
                      --------        -------
  Total.............  $421,436        $71,224
                      ========        =======

Amortization expense on intangible assets charged to continuing operations totaled $11,623, $3,366 and $3,649 in 1995, 1994, and 1993, respectively.
Accumulated amortization on intangible assets totaled $67,025 and $36,002 at
December 31, 1995 and 1994, respectively.   See also Note 3.

NOTE 7 --  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Significant components of accrued expenses and other current liabilities consisted of the following amounts at December 31:

                                                             1995      1994
                                                            -------   -------
Accrued costs on disposal of the cable television segment   $12,278   $35,075
Deferred compensation....................................     4,806    31,266
Accrued interest.........................................       872     7,263
Salaries, wages and other employee benefits..............    11,626     7,033
Unearned revenue.........................................     3,709     4,024
Publishing restructuring.................................     6,800        --
Other....................................................     9,413     8,179
                                                            -------   -------
                                                            $49,504   $92,840
                                                            =======   =======

NOTE 8 -- SINGLE CYCLE COSTS AND RESTRUCTURING

(a) Single Cycle Costs

Included in the 1995 consolidated statement of operations are one-time charges related to the consolidation of the Company's afternoon newspaper (The Evening Bulletin) with the morning newspaper (The Providence Journal). This consolidation was effective June 5, 1995 and resulted in the publishing of Providence Journal-Bulletin, a morning newspaper. This consolidation is referred to as "Single Cycle" conversion. In connection with the Single Cycle conversion, the Company offered early retirement benefits and voluntary separation assistance to affected employees. As of December 31, 1995, 61 employees accepted early retirement benefits and 19 employees accepted voluntary separation amounting to a charge to operations of approximately $3,826 and $1,071, respectively, including benefits. In addition, the Company incurred costs of approximately $2,525 for promotion, training, and other costs of the conversion. The early retirement benefits will be paid from the Company's retirement plans. As of December 31, 1995 approximately $700 remains unpaid under the voluntary separation plans. This amount is expected to be paid in 1996.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



(b) Publishing Restructuring

During the fourth quarter of 1995, management approved a plan of reorganization and restructuring of most departments of Publishing in an effort to improve
efficiencies.   Under the plan, the Company has targeted a reduction in
workforce of approximately 100 full time equivalents through a combination of early retirement and voluntary and involuntary separation assistance plans.
Of the 100 full time equivalents, approximately 62 are from the news and operations departments with the remainder coming from other departments. Salaries and related payroll taxes associated with these reductions amounted to approximately $6,800 and has been included as a restructuring charge in the accompanying consolidated statement of operations for 1995. Early retirement and voluntary separation benefits will be paid out of the Company's pension plans (in which plan assets exceed plan obligations) and all other costs are expected to be paid out in 1996.


NOTE 9 -- FEDERAL AND STATE INCOME TAXES

Income tax expense (benefit) has been allocated as follows:

                                      1995      1994      1993
                                     ------   -------   -------
Continuing operations..............  $3,956   $ 1,950   $(6,097)
Operations of discontinued segments   2,017     1,571      (755)
Loss on disposal of segments.......      --    (8,038)       --
Extraordinary items................    (417)       --       799
Stockholders' equity...............    (905)       70        --
                                     ------   -------   -------
                                     $4,651   $(4,447)  $(6,053)
                                     ======   =======   =======

     Income tax expense (benefit) attributable to income from continuing operations consists of:

                                  CURRENT     DEFERRED     TOTAL
                                  -------     --------    -------
Year ended December 31, 1995:
U.S. Federal.................     $(8,523)    $11,162     $ 2,639
State........................       1,471        (154)      1,317
                                  -------     -------     -------
                                  $(7,052)    $11,008     $ 3,956
                                  =======     =======     =======
Year ended December 31, 1994:
U.S. Federal.................     $ 5,855     $(3,258)    $ 2,597
State........................        (647)         --        (647)
                                  -------     -------     -------
                                  $ 5,208     $(3,258)    $ 1,950
                                  =======     =======     =======
Year ended December 31, 1993:
U.S. Federal.................     $  (879)    $(4,886)    $(5,765)
State........................        (372)         40        (332)
                                  -------     -------     -------
                                  $(1,251)    $(4,846)    $(6,097)
                                  =======     =======     =======

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



During 1995, the Company paid $15,023 in additional taxes and interest in final settlement with the Internal Revenue Service ("IRS") relating to examinations of its income tax returns for the years 1984 through 1989. In anticipation of the interest on these settlements and in providing for various contingencies on income tax exposures identified during on-going examinations, the Company recorded additional income tax expense of $6,000 in 1994.

During 1994, the Company also agreed to a settlement in connection with the IRS
initiative for settlement of intangible asset issues.   Consequently, deferred
tax liabilities previously recorded for uncertainties related to income taxes in connection with prior purchase business combinations were adjusted to reflect the revised tax basis resulting from the settlement of these intangible asset issues. As a result of these adjustments, deferred tax liabilities and goodwill associated with the purchase business combinations were reduced by approximately $12,500.

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

                                                             1995        1994       1993
                                                            ------     -------    -------
Computed ''expected'' tax benefit......................     $ (356)    $(7,235)   $(7,605)
Increase (decrease) in income taxes resulting from:
Reserve for tax contingencies and interest on
settlements............................................         --       6,000         --
Equity in net loss of affiliates.......................        623       2,831      2,463
State and local income taxes, net of federal income tax        804        (427)      (219)
Rehabilitation credit..................................         --          --     (1,248)
Amortization of goodwill...............................      2,223         231        271
Other, net.............................................        662         550        241
                                                            ------     -------    -------
                                                            $3,956     $ 1,950    $(6,097)
                                                            ======     =======    =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

Gross deferred tax assets:                                        1995      1994
                                                                -------   -------
Deferred compensation.........................................  $ 5,678   $14,915
State net operating loss carryforwards........................    3,329     3,252
Investment and other reserves.................................    5,535     5,117
Self-insurance reserves.......................................    1,357     1,027
Vacation accrual..............................................      935       702
Postretirement benefits.......................................    3,767     1,897
Accounts receivable, principally due to allowance for doubtful
accounts......................................................    1,163       438
Accrued costs on disposal of segments.........................    2,968     7,021
Other.........................................................    3,765     3,510
                                                                -------   -------
Total gross deferred tax assets...............................   28,497    37,879
Less valuation allowance......................................   (3,329)   (3,252)
                                                                -------   -------
Net deferred tax assets.......................................   25,168    34,627
                                                                =======   =======


                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              1995       1994
                                                                                            --------   --------
Gross deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation
and capitalized interest..................................................................   (29,771)  (15,477)
Net intangibles, principally due to differences in basis..................................   (33,288)   (4,140)
Prepaid pension costs.....................................................................    (3,544)   (4,016)
Partnership investment....................................................................      (213)     (486)
Other.....................................................................................    (3,538)   (1,926)
                                                                                            --------   -------
Total gross deferred tax liabilities......................................................   (70,354)  (26,045)
                                                                                            --------   -------
    Net deferred tax asset (liability)....................................................  $(45,186)  $ 8,582
                                                                                            ========   =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the recovery of taxes paid in the carryback period. Based upon certain assumptions, such as the scheduled reversal of deferred tax liabilities, available taxes in the carryback period, projected future taxable income, (the realization of which there can be no assurance). Management has determined that it is more likely than not that the deferred tax assets will be realized.

The valuation allowance for deferred tax assets as of December 31, 1995 and 1994 was $3,329 and $3,252. The net change in the total valuation allowance was an increase of $77 in 1995, a decrease of $1,283 in 1994, and an increase of $394 in 1993. Changes to the valuation allowance relate principally to deferred tax assets recorded for state net operating loss carryforwards.

At December 31, 1995, the Company had net operating loss carryforwards for state income tax purposes of approximately $59,401 which are available to offset future state taxable income, if any, expiring in various years ending in 2007.

NOTE 10 -- LONG-TERM DEBT

At December 31, 1995 and 1994, long-term debt consists of the following:

                                                                          1995       1994
                                                                        --------   --------
Revolving credit and term loan facility at rates of interest averaging
  7.2% in 1995........................................................  $234,298   $     --
Revolving credit and term loan facility at rates of interest
  averaging  7.52% and 5.8% in 1995 and 1994, repaid October 1995.....        --    243,655
Industrial Revenue Bonds ("IRB") payable at various rates of interest
  averaging  3.5% payable through December 2022.......................     9,800      9,900
Note payable at an annual rate of interest equal to 18% payable
  through April 2002, retired in July 1995............................        --      7,123
Other.................................................................        --         83
                                                                        --------   --------
Total long-term debt..................................................   244,098    260,761
Less current installments.............................................       100     13,588
                                                                        --------   --------
Long-term debt, excluding current installments........................  $243,998   $247,173
                                                                        ========   ========

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



Scheduled principal payments on outstanding debt total $244,098 and are due as follows: IRB payments of $100 in each of the years 1996 through 2000. Thereafter scheduled principal payments on the IRB continue at $100 annually until increasing to $200 in 1998 through 2005; to $300 in 2006 through 2010; to $400 in 2011 through 2014; to $500 in 2015 through 2017; to $600 in 2018 through 2019; to $700 in 2020 and 2021, and a final payment of $800 in 2022.
Of the revolver and term loan outstanding at December 31, 1995, $75,000 is a term loan with a balloon payment due in 2004. The revolver commitment decreases quarterly on a schedule commencing December 31, 1996 in accordance with the Credit Agreement as described below.

Costs of obtaining debt financing have been deferred and are being amortized using the straight-line method over the period of the related debt. Deferred financing costs totaled $1,748 and $7,097 at December 31, 1995 and 1994, respectively. Accumulated amortization at December 31, 1995 and 1994 aggregated $50 and $1,876, respectively. On October 5, 1995 the Company refinanced its debt in connection with the transactions described in Note 2. Accordingly, unamortized deferred financing costs of $4,554 associated with the debt refinanced was written off and allocated to discontinued operations in the fourth quarter of 1995.

On October 5, 1995, in connection with the transactions discussed in Note 2, Old PJC (net of $2 million in certain costs shared with Continental), prior to the PJC Spin-Off, incurred indebtedness to a subsidiary of Continental in a principal amount of approximately $408 million ("New Cable Indebtedness"). Prior to the PJC Spin-Off, Old PJC used the proceeds of the New Cable Indebtedness, the $405 million provided by the sale of KVC and the Registrant Indebtedness (defined below) to (i) consummate the Kelso Buyout (ii) to repay substantially all outstanding indebtedness of Old PJC and KHC in an aggregate amount of approximately $623 million, and (iii) to pay other costs associated with the transactions discussed in Notes 2 and 16. Additional indebtedness (the "Company Indebtedness") required to meet the foregoing obligations, among others, was incurred by Old PJC and the Company in the principal amount of $105 million. Following the PJC Spin-Off, the Company had no obligations or liabilities with respect to the New Cable Indebtedness, and Continental had no obligations or liabilities with respect to the NEW Cable Indebtedness, and Continental had no obligations or liabilities with respect to the Company Indebtedness. In connection with the sale of KVC, KBC paid approximately $121 million in taxes.

The Company Indebtedness was incurred pursuant to a Credit Agreement entered into by the Company on October 5, 1995 (the "Credit Agreement"). The Credit Agreement, consists of a $75,000 term loan and a $300,000 revolving credit facility. The $75,000 Term Loan provided for under the Credit Agreement is due 2004. The revolving credit facility provided for under the Terms of the Credit Agreement decreases by the following amounts in the years indicated:
1996 - $4,000; 1997 - $10,500; 1998 - $14,500; 1999 - $21,500; 2000 - $53,250;
2001 - $65,750; 2002 - $67,750; 2003 - $62,750.   The indebtedness evidenced by
the Credit Agreement is secured by guarantees from all of the material subsidiaries of the Company and a first priority pledge of all such material subsidiaries capital stock. The Credit Agreement provides for borrowings indexed, as the Company may from time to time elect, to the Eurodollar rate, the certificate of deposit rate, or the "base" rate of the agent, plus the "spread" over such rates. The "spread" will be determined by the ratio of the total debt of the Company to the operating cash flow of the Company (as defined by the Credit Agreement).

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

In July, 1995, the Company retired its 18% note payable for $8,734. The loss on the early retirement of this debt amounted to $2,086 (net of income taxes of $417) and is included as an extraordinary item in the Company's consolidated statement of operations.

In January 1993, the Company retired an industrial revenue bond with a face value of $9,500 for $7,150. The gain resulting from this transaction, totaling $1,551 net of tax, has been presented as an extraordinary item in the 1993 statement of operations. These retirements were funded through additional borrowings under the revolving credit and term loan facility.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



In November 1992, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its revolving credit and term loan facilities described above. The interest rate under the swap agreement is equal to 6.71% plus an applicable margin as defined in the revolving credit and term loan facility which presently sets the fixed interest rate at 8.1% on the first $200,000 of outstanding debt. The Company recorded additional interest expense during 1995, 1994 and 1993 totaling approximately $1,121, $4,880, and $6,883, respectively, which represents the excess of the swap agreement rate over the original contractual rate. In accordance with certain covenants under the Credit Agreement, the Company will maintain its existing interest rate swap arrangements with The First National Bank of Chicago through December 31, 1999.

The notional amounts and respective periods covered under the interest rate swap agreement are as follows:

 AMOUNT                  PERIOD
- --------                 ------
$200,000  December 30, 1992 -- December 30, 1996
$175,000  December 30, 1996 -- December 30, 1997
$150,000  December 30, 1997 -- December 30, 1999

The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement, however, the Company does not anticipate nonperformance under the agreement.

NOTE 11 -- TELEVISION PROGRAM RIGHTS PAYABLE

Television program rights payable consist of the gross value of cash payments due on the acquisition of program rights as well as amounts due in the amount of approximately $3,805 at December 31, 1995 for programs purchased through barter transactions. Future cash payments total $18,167 and are due in the following years: 1996 -- $12,658; 1997 -- $3,128; 1998 -- $1,814; and 1999 --
$567.  The barter obligations are scheduled to be fulfilled in 1996.

NOTE 12 -- OPERATING LEASES

The Company has certain noncancelable operating leases with renewal options for land, buildings, machinery and equipment. Future minimum lease payments under noncancelable operating leases are due in the following years: 1996 -- $6,037; 1997 -- $5,362; 1998 -- $4,711; 1999 -- $4,253; 2000 -- $4,229; and thereafter
- -- $15,228. Gross rental expense for the years ended December 31, 1995, 1994 and 1993, was $5,993, $5,167, and $2,173, respectively.

Future minimum rental income under noncancelable satellite subleases is as follows: 1996 -- $4,030; 1997 -- $4,030; 1998 -- $3,220; 1999 -- $1,923; and
2000 -- $900. Sublease satellite rental income totaled $3,349 and $2,300 in
1995 and 1994 and is included in Programming and New Media revenue.   There was
no sublease satellite rental income in 1993.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




NOTE 13 -- STOCK-BASED COMPENSATION PLANS

(a) Incentive Compensation Plans

The Company has a deferred incentive compensation plan which is administered by the Compensation Committee of the Board of Directors. The expense under this plan was $773, $12,747, and $5,330 in 1995, 1994 and 1993, respectively. As of
December 31, 1995 and 1994, the amounts accrued under this plan equaled $4,806 and $31,266, respectively. On September 29, 1995, the Company liquidated 85% of the units in the Company's deferred incentive compensation units plan (the "IUP Plan") which was paid in cash and stock totaling $27,233.

(b) Restricted Stock Unit Plan

During 1993, the Company established a Restricted Stock Unit Plan for certain key executives. Participants were awarded restricted stock units with each unit being equivalent to one share of Class A Common Stock. Restricted stock units, including additional units accrued as a result of dividends and reinvested dividends, will be 100% vested at the end of three years from the date of the award. Upon vesting, the restricted stock units will be paid out, net of taxes, in actual shares of Class A Common Stock. Participants will be offered an opportunity to defer such payout. Vesting is accelerated for death, total disability, termination other than for cause, and for retirement (pro-rata). In connection with the disposal of its cable operations, the Company fully vested 257 units of which 134 units were paid in cash and stock totaling $1,653 prior to the Merger. In connection with the reorganization and transactions described in Note 2, and as provided under the terms of the plans, the number of units awarded to participants holding units immediately after the closing of the transaction were adjusted upward by a factor of approximately 2.3876 (the "Conversion Factor") in order to preserve the economic value of the outstanding units. In connection with the Plan, a total of 1,624 Class A shares (after considering the Conversion Factor) have been reserved. As of December 31, 1995 and 1994, 1,261 (after the Conversion Factor) and 666 units, respectively, were issued and outstanding. Compensation expense, included in continuing operations, totaled $1,173, $2,400, and $405 during 1995, 1994 and 1993, respectively.

(c) Stock Option Plans

Effective October 1, 1994, the Board of Directors of the Company adopted the ''1994 Employee Stock Option Plan'' and the ''1994 Non-Employee Director Stock Option Plan'', (The ''Option Plans''). The Option Plans were approved by the stockholders of the Company at its Annual Meeting in 1995. The Option Plans will remain in effect until the earlier of October 1, 1999 or termination of the aforementioned Option Plans by the Board of Directors of the Company.

Under the terms of the Option Plans, key employees recommended by the Compensation Committee of the Board of Directors (or by any other committee appointed by the Board consisting of two or more non-employee Directors) and all 12 non-employee directors, are eligible to receive grants of stock options. The maximum number of shares of Class A Common Stock that can be used for purposes of the Option Plans is 4,150. Shares may be awarded from authorized and unissued shares or from treasury shares, as determined by the Compensation Committee.

Options granted under the ''1994 Employee Stock Option Plan'' are exercisable in four equal annual installments beginning one year after the grant date. Options under the ''1994 Non-Employee Director Stock Option Plan'' are exercisable on the first anniversary date of the grant. Options granted under both plans have a term of ten years.

Upon a "Change of Control" as defined in the Option Plans, all options granted will become immediately vested and exercisable. In 1994, 637 options were granted, at an exercise price of $7,700. In 1995, an additional 60 options were granted to the non-employee directors, and an additional 776 options were granted to key employees at an exercise price of $5,072. In connection

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



with the reorganization and transactions described in Note 2, and as provided under the terms of the plans, the option exercise price on the 637 options issued in 1994 were adjusted to $662 in order to preserve the economic value of the outstanding options. During 1995, 14 options were exercised at an exercise price of $662. As of December 31, 1995, there were 1,459 options outstanding of which 182 are exercisable.

Amounts paid to participants in the liquidation of 85% of the IUP Plan and the remaining units in the IUP Plan, may be adjusted if, upon the occurrence of a public offering of Continental Class A Common Stock or certain other events, the price of Continental Class A Common Stock is greater or less than the price attributed to such shares at the time 85% of the units were liquidated. A similar adjustment is applicable to certain options and units issued prior to the Merger in the Option Plans and the Restricted Stock Unit Plan. As a result of a planned merger of Continental with and into US West Media Group (the US West/Continental Merger"), jointly announced by these entities on February 27, 1996, participants in these plans may receive the adjustment as additional payments in cash or stock reflecting the increase in the price of Continental Class A Common Stock since the Merger. The final amounts of additional consideration is subject to approval by the Compensation Committee of the Company's Board of Directors and the closing of the US West/Continental Merger but could approximate $21 million. It is currently anticipated that following the payout of any additional consideration, the IUP Plan will be fully liquidated and terminated.

NOTE 14 -- PENSIONS AND OTHER EMPLOYEE BENEFITS

(a) Defined Benefit Pension Plans

The Company has three noncontributory defined benefit retirement plans (including one funded by KHC acquired in the Kelso Buyout). The Company's funding policy for the defined benefit plans is to contribute such amounts as are deductible for federal income tax purposes. Benefits are based on the employee's years of service and average compensation immediately preceding retirement.

The funded status of the defined benefit plans is as follows:

                                                                               1995       1994
                                                                            ---------   --------
Actuarial present value of benefit obligations:
Vested benefit obligations................................................  $ (86,502)  $(49,956)
                                                                            =========   ========
Accumulated benefit obligations...........................................  $ (91,968)  $(54,169)
                                                                            =========   ========
Projected benefit obligations.............................................  $(109,985)  $(71,227)
Plan assets at fair value (primarily corporate equity and debt securities,
government securities and real estate)....................................    132,779     89,106
                                                                            ---------   --------
Excess of plan assets over projected benefit obligations..................  $  22,794   $ 17,879
                                                                            =========   ========

The assumptions used in the above valuations are as follows:

                                                                             1995         1994
                                                                             ----         ----
Discount rate..............................................................  7.0%         7.5%
Rate of increase in compensation levels....................................  4.5%         5.0%

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Certain changes in the items shown above are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and amounts included in the consolidated balance sheets are shown below:



                                                                                                             1995       1994
                                                                                                           -------    --------
Unrecognized net loss....................................................................................  $(2,874)    $(8,336)
Unrecognized net transition asset being amortized principally over 18
years....................................................................................................   10,727      11,956
Unrecognized prior service cost due to plan amendment....................................................   (3,029)     (3,504)
Prepaid pension cost (included in other assets)..........................................................   17,970      17,763
                                                                                                           -------     -------
Excess of plan assets over projected benefit obligations.................................................  $22,794     $17,879
                                                                                                           =======    ========

The components of 1995, 1994 and 1993 pension expense (income) and the assumptions used as determined by the plans' actuary, are as follows:

                                                                  1995        1994       1993
                                                                ---------   --------   --------
Service cost.............................................       $  3,185    $  2,017    $ 1,971
Interest cost............................................          7,480       5,093      5,022

Actual return on plan assets.............................        (25,674)      2,724     (8,681)
Net amortization of unrecognized net assets and deferrals         15,041     (11,304)       691
                                                                --------    --------    -------
Pension expense (income).................................       $     32    $ (1,470)   $  (997)
                                                                ========    ========    =======

                                                                 1995        1994        1993
                                                                ------      ------      ------
Discount rate .............................................      7.5%        7.5%        7.5%
Rate of increase in compensation levels....................      5.0         5.0         5.0
Expected long-term rate of return on assets................      8.5         8.5         8.5

The effects of the special termination benefits of $3,701 and curtailment gain of $531 associated with the Single Cycle conversion and early retirement program are included in the Single Cycle costs discussed in Note 8 (a).

(b) Defined Contribution Plan

The Company contributes to defined contribution plans based on the amount of each employee's plan contribution, not to exceed a predetermined amount as defined by each plan. The total expense of these plans was $1,312, $1,150 and $1,086 in 1995, 1994 and 1993, respectively.

(c) Other Postretirement Benefit Plans

In addition to the Company's defined benefit pension plans, one of Broadcasting stations provides postretirement medical benefits to its group of employees. The Registrant provides postretirement life insurance benefits to substantially all of its employees. These plans are non-contributory and are not funded.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




The Company's accrued postretirement benefit cost as of December 31, 1995 and 1994 was $3,461 and $3,086, respectively, consisting primarily of accumulated postretirement benefit obligations for retirees. Net periodic postretirement benefit cost for 1995, 1994 and 1993 totaled $204, $300 and $252, respectively, consisting primarily of interest costs.

For measurement purposes relating to the medical plan, a medical trend rate of 13.0% was used grading to 6.0% by the year 2002. A 1% change in the medical trend rate does not result in a material impact to the Company's reported postretirement benefits. The discount rate used in determining the accumulated postretirement benefit obligation for the medical and life insurance plans was 7.0% and 7.5% in 1995 and 1994, respectively.


(d) Supplemental Retirement Plan

The Company maintains an unfunded supplemental retirement plan which provides supplemental benefits to a select group of senior management employees. At December 31, 1995 and 1994, the vested benefit obligation was $3,933 and $1,220, respectively, and the accumulated benefit obligation was $4,684 and $3,437, respectively. The projected benefit obligation totaled $6,065 and $5,799, respectively, at December 31, 1995 and 1994.

The net periodic pension cost for 1995, 1994, and 1993 was $1,000, $997 and $1,501, respectively, consisting of service and interest costs. An assumed discount rate of 7.0% and 7.5% and compensation level increase rate of 4.5% and 5.0% were used in determining the benefit obligations at December 31, 1995 and 1994, respectively.

(e) Change in Control Agreements

In October, 1993, the Company executed various management agreements which only become effective upon a change-in-control of the Company. The terms of the agreements vary, with the maximum agreement providing a three year term of employment with responsibilities, compensation, and benefits at least commensurate as those during the prior six (6) months. If terminated involuntarily, the individuals are entitled to a maximum of 299% of their highest base pay and average bonus received during the prior three years as a lump sum severance payment. In a supplemental agreement, executed in October 1993, the Company committed to paying the severance stated above in the event an individual was involuntarily terminated as a result of corporate restructuring, even if prior to a change-in-control.



NOTE 15--   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

(a) Current Assets and Liabilities

The carrying amount of cash, trade receivables, trade accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

(b) Notes Receivable

The fair values of the Company's notes receivable are based on the amount of future cash flows associated with each instrument, discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




(c) Long-Term Debt and Obligations for Television Program Rights

The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate, for similar debt instruments of comparable maturity.

The fair value of obligations for television program rights are based on future cash flows, discounted using the Company's current borrowing rate, over the term of the related contract.

(d) Interest Rate Swaps

The fair value of interest rate swaps is the amount at which they could be settled, based on estimates obtained from dealers. The amount of payment required to settle outstanding interest rate swaps at December 31, 1995 approximated $8,000. At December 31, 1994 settlement approximated a $9,400 receivable to the Company.

(e) Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


The estimated fair value of the Company's financial instruments are summarized as follows:


                                              AT DECEMBER 31, 1995                 AT DECEMBER 31, 1994
                                          -----------------------------         --------------------------
                                          CARRYING           ESTIMATED          CARRYING        ESTIMATED
                                          --------           ----------         --------        ---------
                                           AMOUNT            FAIR VALUE          AMOUNT        FAIR VALUE
                                          --------           -----------        --------       -----------
Notes receivable.................         $ 19,174           $ 19,174           $ 19,513         $ 19,513
                                          ========           ========           ========         ========
Long-term debt...................         $244,098           $244,098           $260,761         $263,430
                                          ========           ========           ========         ========
Television program rights payable         $ 21,972           $ 20,467           $  7,364         $  6,458
                                          ========           ========           ========         ========

NOTE 16--   COMMITMENTS AND CONTINGENCIES

The Company has outstanding payment commitments for broadcast television programming totaling $45,511 at December 31, 1995, which under the licensing agreements are not yet available for showing. Such programming becomes available at various times over the years 1996 through 2000, at which point the Company records the asset and related liability.

The Company has various talent contract commitments primarily with its newscast employees covering up to three years together totaling $28,743.

The Company has insurance programs for workers' compensation, general liability, auto and certain health coverages which comprise a form of self-insurance. The Company's liability for large losses is capped, individually and in the aggregate, through contracts with insurance companies. In addition, the Company is self-insured for environmental hazards. An estimate for claims incurred but not paid is accrued annually.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


The Company has a letter of credit commitment in an amount not to exceed $12,000 in support of industrial revenue bonds of a wholly-owned subsidiary.

In 1987, the Company repurchased approximately 8% of its outstanding shares of common stock from an unaffiliated party with a provision that additional consideration be paid to the unaffiliated party in the event of a significant change in ownership of the Company. The Company paid this unaffiliated party approximately $7,353 on October 5, 1995 in full settlement of the redemption agreement, and has recorded the additional consideration in the consolidated statement of stockholders' equity.

On August 12, 1994, Department of Insurance regulators seized control of Confederation Life Insurance Company. The Company's Qualified Compensation Deferral Plan has an investment contract with Confederation Life Insurance Company. The contract was entered into in 1991 and was scheduled to mature on January 2, 1996. As a result of the seizure, the value of the contract as of August 11, 1994, has been frozen at $3,840. The Company has agreed to guarantee the difference between the amount eventually paid by the regulators and the contract value on the seizure date. To date this amount cannot be quantified but is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

On January 17, 1995, Cable LP I, Inc. ("Cable LP") brought a declaratory judgment action against Old PJC, Colony and Dynamic Cablevision of Florida, Inc. ("Dynamic") in the Circuit Court of Dade County, Florida. Colony and Dynamic were cable television subsidiaries of Old PJC, which became units of Continental in connection with the Merger. This case relates to a partnership (the "Dynamic Partnership"), in which Dynamic is the general partner with an 89.8% interest, and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claims that Dynamic was obligated to offer to sell to Cable LP Dynamic's general partnership interest before Old PJC entered into the Merger Agreement with Continental. Cable LP further claims that Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP seeks a declaration by the court that the right of first refusal it is asserting applies.

Old PJC, Colony and Dynamic made a motion to strike allegations of bad faith and breach of fiduciary duty filed against them, which motion was granted by the court, and they filed an Answer to the Complaint and a Counterclaim on March 16, 1995. In their counterclaim, Colony and Dynamic seek a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried with testimony given on December 11 through December 13, 1995 with final arguments heard on January 12, 1996. The decision of the Court is expected shortly. The Company believes that the claims asserted by Cable LP are without merit and intends to continue to vigorously defend this matter through the appeal process in the event of an unfavorable ruling.

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

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the consolidated financial position or results of operations of the Company.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




NOTE 17--  STOCKHOLDERS' EQUITY

The Company has two classes of common stock: Class A and Class B. Each class has the same rights and privileges, except that Class A common stock is entitled to one vote per share, whereas Class B common stock is entitled to four votes per share. In addition, the transfer of Class B common stock is limited to ''Permitted Transferees'' only, otherwise the shares convert to Class A common stock upon sale. In connection with the Merger agreement, trading of all shares is restricted for a period of one year from the date of the closing.

Effective September 26, 1990, pursuant to a shareholder rights agreement, the Company issued to shareholders one common stock right for each share of Class A or Class B common stock then outstanding. The right entitles the holder to purchase one share of Class A or Class B common stock at a purchase price of $35,000 per share. Upon the occurrence of certain events, as defined in the rights agreement, the Board of Directors may order the exchange of three common shares for each right held. The shareholder rights agreement was terminated in connection with the closing under the Merger Agreement. A substantially similar agreement was entered into by the Company.

Treasury stock at December 31, 1994, consisted of 641 Class A shares and 320 Class B shares. In connection with the PJC Spin-off, all treasury stock was canceled as of the effective time of the closing.


NOTE 18--   BUSINESS SEGMENT INFORMATION


The Company primarily operates in Broadcasting, Publishing, and Programming and New Media. Broadcasting consists of nine owned network-affiliated television stations and two television stations for which the Company provides programming and marketing services for under local marketing agreements ("LMA"s) serving the following markets: Seattle, Portland, Charlotte, Albuquerque, Louisville, Honolulu, Spokane, Tucson, and Boise. Prior to the Kelso Buyout, Broadcasting consisted of five stations (including one station under an LMA). Publishing consists primarily of the publication and sale of the major daily newspaper serving Rhode Island and parts of southeastern Massachusetts. The Programming and New Media segment consists of wholly owned subsidiaries or equity investments in cable television programming networks, electronic and interactive media, programming ventures, and other new media.
It currently consists of the Company's investments in AHN and TVFN (cable programming networks); interactive media investments: Peapod and StarSight; its electronic on-line information service: Rhode Island Horizons; its broadcast programming venture: Partner Stations Network; and its recently launched cable news network: NorthWest Cable News Network ("NWCN"). NWCN is a 24-hour regional cable news network serving cable subscribers in the Pacific Northwest. It was launched on December 18, 1995 and currently reaches 1.2 million subscribers.

Operating results and other financial data for the principal business segments of the Company for 1995, 1994 and 1993 are presented in the table which follows. Operating income (loss) by business segment is total revenue less operating expenses. Other income (expense), income taxes and extraordinary items have all been excluded from the computation of operating income (loss) by segment. Identifiable assets by business segment are those assets used in Company operations in each segment. Capital expenditures are reported exclusive of acquisitions.

                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)







                                          1995         1994          1993
                                      ------------   ---------   -------------
Revenues:
Broadcasting........................      $180,547    $ 54,024       $ 45,506
Publishing..........................       128,491     127,893        124,914
Programming and New Media...........         3,468       2,300              -
                                          --------    --------       --------
                                          $312,506    $184,217       $170,420
                                          ========    ========       ========
Operating income (loss):
Broadcasting........................      $ 42,535    $  6,219       $ (1,472)
Publishing..........................       (10,264)      9,270          9,891
Programming and New Media...........        (1,831)       (315)             -
Corporate...........................       (17,054)    (26,750)       (21,628)
                                          --------    --------       --------
                                          $ 13,386    $(11,576)      $(13,209)
                                          ========    ========       ========
Identifiable assets
Broadcasting........................      $502,024    $ 84,278       $106,992
Publishing..........................       152,890     161,743        162,848
Programming and New Media:
 Investments in affiliated companies        17,315       2,708          3,786
 Other..............................        10,719       8,364          1,312
Discontinued operations, net........             -     369,790        396,707
Investments in affiliates - Other...         4,856      80,699         86,451
Other...............................        19,426      17,131         17,589
                                          --------    --------       --------
                                          $707,230    $724,713       $775,685
                                          ========    ========       ========
Depreciation and amortization:
Broadcasting........................      $ 21,884    $  7,856       $  8,682
Publishing..........................        10,850      11,198         11,426
Programming and New Media...........           167          33              -
Other...............................         1,068         896            505
                                          --------    --------       --------
                                          $ 33,969    $ 19,983       $ 20,613
                                          ========    ========       ========
Capital expenditures
Broadcasting........................      $  7,951    $  1,587       $  1,368
Publishing..........................         3,200       2,356          9,962
Programming and New Media...........         3,670       1,138              -
Other...............................           455       1,400            267
                                          --------    --------       --------
                                          $ 15,276    $  6,481       $ 11,597
                                          ========    ========       ========


                THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVE
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


                                     1995       1994      1993
                                   --------   --------   -------
Balances at Beginning of Year       $1,950      $2,134   $1,441
Acquisition of King Holding Corp.    1,200           -
Additions:
Charged to operations                2,516         473    1,921
Recoveries                             336         339      363
Deductions:
Accounts written off                (1,674)       (996)  (1,591)
                                    ------      ------   ------
Balance at End of Year              $4,328      $1,950   $2,134
                                    ======      ======   ======

                          INDEPENDENT AUDITORS' REPORT


King Holding Corp.:


We have audited the consolidated financial statements of King Holding Corp. (the Company) as listed in the accompanying index. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of King Holding Corp. and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             /s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
February 10, 1995


                      KING HOLDING CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,1994
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         1994
                                                                       ---------
                               ASSETS
Current Assets:
Cash and cash equivalents                                              $  3,578
Accounts receivable, net                                                 26,801
Film and syndication rights, current portion                              7,995
Prepaid expenses and other current assets                                 1,604
                                                                       --------
Total current assets                                                     39,978
                                                                       --------
Property and Equipment, net                                              58,131
                                                                       --------
Other Assets:
Film and syndication rights, long-term portion                              787
Deferred financing costs, net                                            10,625
Intangible assets, net                                                  124,070
Long-term pension asset                                                   2,927
Other assets                                                                 44
                                                                       --------
Total other assets                                                      138,453
                                                                       --------
Net Assets of Discontinued Operations                                   255,902
                                                                       --------
                                                                       $492,464
                                                                       ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                      $ 28,804
Current portion of film and syndication rights                            7,753
Accounts payable and other accrued expenses                              12,247
                                                                       --------
Total current liabilities                                                48,804
Long-term Obligations:
Long-term debt                                                          265,245
Film and syndication rights obligations                                   1,501
Deferred income taxes                                                    17,202
Other                                                                     5,721
                                                                       --------
Total liabilities                                                       338,473
                                                                       --------
Commitments and Contingencies
Stockholders' Equity:
Common stock, Class A; $0.10 par value; 200 shares authorized                 -
issued and outstanding

Common stock, Class B (nonvoting); $0.10 par value; 240,000
shares authorized; 211,000 issued and outstanding                            21
Additional paid in capital                                              210,314
Accumulated deficit                                                     (56,344)
                                                                       --------
Total stockholders' equity                                              153,991
                                                                       --------
                                                                       $492,464
                                                                       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      KING HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               1994           1993
                                                                          ----------     ----------
Revenues:
Gross broadcast revenue                                                    $135,177       $117,967
Less agency commissions                                                      18,118         15,627
                                                                           --------       --------
Net revenues                                                                117,059        102,340
                                                                           --------       --------
Costs and Expenses:
Operating                                                                    48,734         44,005
Selling, general and administrative                                          27,179         25,233
Management and other fees paid to related parties                             2,624          2,034
Depreciation and amortization                                                13,746         14,697
                                                                           --------       --------
Total                                                                        92,283         85,969
                                                                           --------       --------
Operating income                                                             24,776         16,371
Other income (expense):
Interest expense, net of alocation to discontinued operations                (8,694)        (8,972)
Other, net                                                                       24            288
                                                                           --------       --------
Total other expense                                                          (8,670)        (8,684)
                                                                           --------       --------
Income from continuing operations before income taxes                        16,106          7,687
Income tax provision                                                          8,843          6,787
                                                                           --------       --------
Income from continuing operations                                             7,263            900
Loss from discontinued cable operations, net of taxes                       (11,837)       (15,389)
Provision for loss on discontinUED CABLE OPERATIONS DURING PHASEOUT
period, net of taxes                                                        (12,078)             -
                                                                           --------       --------
Net loss                                                                   $(16,652)      $(14,489)
                                                                           ========       ========
Net loss per common share:
Income (loss) from continuing operations                                   $  34.38       $   4.26
Discontinued operations                                                     (113.23)        (72.86)
                                                                           --------       --------
Net loss per common share                                                  $ (78.85)      $ (68.60)
                                                                           ========       ========
Weighted average shares outstanding                                         211,198        211,198
                                                                           ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     KING HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

                                                              1994       1993
                                                            ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                          $7,263     $  900
  Adjustments to reconcile income from continuing
    operations to net cash flows provided by
    operating activities:
      Depreciation and amortization                          13,746     14,697
      Loss on disposal of fixed assets                          464          -
      Compensation costs related to warrant bonuses               -        335
      Deferred income taxes                                    (746)        18
      Changes in assets and liabilities:
      Accounts receivable                                    (3,116)    (4,695)
      Prepaid expenses and other current assets                 533        905
      Accounts payable and other accrued expenses             2,491        838
      Other, net                                              2,595        575
      Film rights assets and liabilities                        489     (1,286)
                                                             ------     ------
          Total adjustments                                  16,456     11,387
                                                             ------     ------
          Net cash flows provided by continuing
            operating activities                             23,719     12,287
                                                             ------     ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (7,136)    (3,086)
  Increase in other assets, net                                   -       (250)
  Net decrease in investments
    in discontinued operations                                7,113      7,238
                                                             ------     ------
          Net cash provided by (used in)
            investing activities                                (23)     3,902
                                                             ------     ------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                 (20,951)   (16,000)
                                                             ------     ------
          Net cash used in
            financing activities                            (20,951)   (16,000)
                                                             ------     ------

Increase in cash and cash equivalents                         2,745        189

Cash and cash equivalents, beginning of year
(including cash and cash equivalents included
in net assets of discontinued operations)                       876        687
                                                             ------     ------


Cash and cash equivalents, end of year:
  Continuing operations                                       3,578        833
  Included in net assets of discontinued operations          $   43     $   43
                                                             ======     ======


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      KING HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)


                                             COMMON STOCK            ADDITIONAL                               TOTAL
                                          CLASS     CLASS             PAID-IN        ACCUMULATED          STOCKHOLDERS'
                                            A         B               CAPITAL          DEFICIT               EQUITY
                                          ------  ----------         ---------       -------------        -------------
BALANCE AT DECEMBER 31, 1992               $  -         $21           $209,979         $(25,203)              $184,797
  Compensation costs related to warrant
    bonuses                                                                335                                     335
Net loss                                                                                (14,489)               (14,489)
                                           ----        ----           --------         --------               --------
BALANCE AT DECEMBER 31, 1993                  -          21            210,314          (39,692)               170,643
Net loss                                                                                (16,652)               (16,652)
                                           ----        ----           --------         --------               --------
BALANCE AT DECEMBER 31, 1994               $  -         $21           $210,314         $(56,344)              $153,991
                                           ====        ====           ========         ========               ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business -- King Holding Corp. (the "Company") owns and operates certain television stations and cable television properties throughout the central and western United States and Hawaii. The Company was formed as a joint venture between the Providence Journal Company and subsidiaries (the "Providence Journal") and an investment banking organization (the "Investor Stockholder"). The Providence Journal and Investor Stockholder each own a 50% interest in the Company. On February 25, 1992, the Company acquired the outstanding capital stock of King Broadcasting Company ("KBC"), the parent company of King Videocable Company ("KVC"), for a purchase price of approximately
$364,000 plus assumed liabilities aggregating $183,000 (the "Acquisition"). The Acquisition has been accounted for as a purchase, and accordingly, the accompanying consolidated statements of operations, stockholders' equity, and cash flows include the operations of the Company and its subsidiaries commencing February 25, 1992. The purchase price was funded through the initial capitalization of the Company and proceeds received from debt financing with a syndicate of banks (see Note 5). As part of the initial capitalization of the Company, the Providence Journal was awarded a warrant allowing for the purchase of 2,012 shares of Class B nonvoting common stock at $.10 per share.

During 1994 the Company entered into a plan to dispose of its Cable operations (see Note 2).

Summary of Significant Accounting Policies

Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements differ from those previously issued by the Company due to the reporting of its discontinued cable operations (see Note 2). All significant transactions between the consolidated entities have been eliminated (see Note 9).

Revenue Recognition -- Revenues from broadcast activities are recognized as advertisements are broadcast. Revenues from cable activities are recognized as the services are provided.

Investment in Nonconsolidated Partnerships -- The Company has made certain investments in media partnerships as a limited and general partner with voting interests of approximately 10% and 50%, respectively. These investments are accounted for using the equity method and are included in net assets of discontinued operations. Income attributable to the Company's proportional share of the partnership earnings is reported within other expense.

Allowance for Doubtful Accounts -- The allowance for doubtful accounts related to continuing operations at December 31, 1994 aggregated $1,200.


Property and Equipment -- Property and equipment are recorded at cost, or in the case of property and equipment acquired as a result of the Acquisition, at appraised fair value at the date of purchase. Cable system betterments, including materials, labor and interest, are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




In 1993, due to provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act") which effectively transferred ownership of wiring and additional outlets installed in a customer's residence, KVC accelerated the depreciation of these items based upon the estimated customer churn rate and expensed all costs of installation and wiring in the home as incurred effective January 1, 1993. The change recorded in December 1993 related to these items aggregated $4,607 and is reflected in discontinued operations.

Deferred Financing Costs -- Costs of obtaining debt financing have been deferred and are being amortized using the straight-line method over the amortization period of the related debt (ten years). Included in such costs are $12,000 of fees paid to the Company's stockholders to assist in the arrangement of the financing. Accumulated amortization at December 31, 1994 aggregated $4,201.

Intangible Assets -- Intangible assets are recorded at their appraised fair value at the date of Acquisition. Amortization is provided using the straight-line method over the estimated useful lives of the related assets, generally fifteen to forty years. The Company evaluates the recoverability of intangible assets by reviewing the performance of the underlying operations, in particular the future undiscounted operating cash flows. The Company also evaluates the amortization periods of the intangible assets to determine whether events or circumstances warrant revised estimates of useful lives.

Film and Syndication Rights -- Assets and liabilities related to film and syndication rights are recorded at cost, when the related film or television series is available for broadcast. Film rights assets are amortized using principally accelerated methods, based on the anticipated value of each film showing and the number of anticipated showings. Syndication rights are amortized ratably over the term of the series expected showing.

Cash and Cash Equivalents -- The Company considers all short-term, highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

Supplemental cash flow information for the years ended December 31, 1994 and 1993 is as follows:


                                 1994       1993
                              -------    -------
 Cash paid for interest....   $25,165    $25,453
 Cash paid for income taxes     4,736      3,021

Income Taxes -- Deferred income taxes are provided to recognize temporary differences between book and tax bases of the Company's assets and liabilities and the effects of credits and other items not yet recognized for tax purposes.


Interest Rate Swaps -- The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative financial instruments are used only to manage well-defined interest rate risks.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)





The Company has entered into interest rate swap agreements which are accounted for as a hedge of the obligation and accordingly, the net swap settlement amount is recorded as an adjustment to interest expense in the period incurred. Gains and losses upon settlement of a swap agreement are deferred and amortized over the remaining term of the agreement.

Net Loss Per Common Share -- Net loss per common share is computed using the weighted average number of common shares outstanding during the year.

Reclassifications -- The accompanying statements of cash flows have been reclassified to present cash flows from discontinued operations in investing activities.

2. DISCONTINUED OPERATIONS (Information Subsequent to February 10, 1995 is unaudited)

In November 1994, the Providence Journal entered into an agreement with Continental Cablevision, Inc. ("Continental") whereby Continental would acquire all of the Providence Journal's cable operations, both wholly and partly owned. Under the terms of the agreement, as modified in August 1995 (the "August Modification"), in an integrated transaction, KBC sold its entire interest in KVC to Continental for proceeds which approximated $405 million. Simultaneously with this transaction, the Providence Journal acquired the remaining 50% interest in the Company held by the Investor Stockholder, thus becoming sole owner of the Company. Immediately thereafter, the remaining cable operations of the Providence Journal were merged into Continental in accordance with the terms of the agreement in a tax-free transaction.

Prior to the August Modification, the transaction had been structured to qualify as a tax-free exchange effected through a distribution of assets to the shareholders, which would have resulted in no gain or loss for the Company. Accordingly, the Company provided for the anticipated operating losses of KVC through the expected date of its disposal in the Company's 1994 financial statements. The provision for loss during the phase-out period, recorded by the Company during 1994, including allocated interest of $18,258, net of taxes was $12,078. Proceeds of the transaction were used to repay all of the Company's existing long-term debt and to settle the outstanding interest rate swaps.

The net assets of KVC have been segregated in the accompanying consolidated balance sheets as ''net assets of discontinued operations''. Net assets to be acquired consist primarily of property and equipment, and intangible assets. Such amounts have been reported net of costs and expenses expected to be incurred through the disposal date.

The results of operations of KVC have been reported as discontinued operations in the accompanying consolidated statements of operations. Prior year financial statements have been reclassified to conform to the current year presentation. The condensed statements of operations relating to the discontinued cable operations are presented below:


                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                               1994        1993
                             --------    --------
Revenues..................   $ 84,174    $ 83,538
Costs and expenses........   (101,261)   (106,342)
                             --------    --------
(Loss) before income taxes    (17,087)    (22,804)
Income tax benefit........      5,250       7,415
                             --------    --------
Net (loss)................   $(11,837)   $(15,389)
                             ========    ========

3.   PROPERTY AND EQUIPMENT

     Property and equipment of continuing operations consisted of the following at December 31:


                                                   1994
                                                 -------
Land and buildings............................   $40,225
Broadcast equipment...........................    30,352
Office equipment..............................     2,979
Leasehold improvements........................     1,207
Construction-in-process.......................     4,343
                                                 -------
Total.........................................    79,106
Less accumulated depreciation and amortization   (20,975)
                                                 -------
Property and equipment -- net.................   $58,131
                                                 =======

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)






4.   INTANGIBLE ASSETS
Intangible assets of continuing operations consisted of the following at December 31:

                                 1994
                               --------
FCC license agreements.......  $ 59,780
Goodwill.....................    28,774
Advertiser relations.........    47,200
Other........................     7,669
                               --------
Total........................   143,423
Less accumulated amortization   (19,353)
                               --------
Intangible assets -- net.....  $124,070
                               ========

5.   FINANCING AGREEMENTS

The Company has a credit agreement (the "Credit Agreement") with a syndicate of banks which consists of a revolving credit facility, ''swing'' loans (as defined), and a term loan.

The revolving credit facility provides for borrowings of up to $50,000 of which $10,800 was outstanding on December 31, 1994. Borrowings outstanding under the facility are payable in full in February 2000. The term loan of $283,249 is payable in 32 quarterly installments commencing in March 1994.

''Swing'' loans are available to the Company from the lead bank of the syndicate. ''Swing'' loans are available up to a maximum aggregate borrowing level of $5,000 at any one time, and are generally subject to the same repayment terms as the revolving credit facility.

Borrowings under the Credit Agreement bear interest at either a bank's CD rate plus an applicable margin (as defined), the LIBOR rate plus the applicable margin or an alternate base rate determined as the greater of a bank's prime rate, the Federal Funds rate plus 1/2% or a secondary market determined rate plus 11/4% all determined at the Company's option. At December 31, 1994, the interest rate on the revolving credit facility was 7.375%. During 1994, interest rates on the term loan ranged between 4.88% and 7.75%, based on the one and three month LIBOR rates, respectively.

In connection with the Credit Agreement, the Company is required to pay an annual fee of 3/8 of 1% of the average daily unused availability under the revolving credit facility. In addition, the Company is required to pay the lead bank an annual fee of 3/8 of 1% of the average daily unused ''swing'' loan availability. Such fees aggregated $194 $187 in 1994 and 1993, respectively.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)





The Credit Agreement contains certain limitations on additional indebtedness, capital expenditures, payments to affiliates and disposition of assets and requires the Company to maintain certain leverage and interest coverage ratios, all as defined in the Agreement.

At December 31, 1994, long-term debt was due as follows: 1995 - $28,804; 1996 - 38,408; 1997 - $38,408; 1998 - $38,408; 1999 - $28,804; thereafter -
$121,217.

In March 1992, the Company entered into two interest rate swap agreements to minimize interest rate risk on its revolving and term credit facilities described above and to access lower interest rates in certain markets. The interest rate under the swap agreements is equal to 7.23%, plus an applicable margin as defined in the revolving credit and term loan facility, which effectively sets the interest rate at 8.6%. The agreements expire March 25, 1999 and cover $250,000 of notional principal amount.


The Company recorded additional interest expense during 1994 and 1993 totaling approximately, $7,427 and $9,915, respectively, which represents the excess of the swap agreement rate over the original contractual rate. The notional amounts and respective periods covered under the agreements are as follows:

 AMOUNT
- --------
$250,000  March 25, 1992 -- March 25, 1995
$200,000  March 25, 1995 -- March 25, 1996
$160,000  March 25, 1996 -- March 25, 1997
$110,000  March 25, 1997 -- March 25, 1998
$ 50,000  March 25, 1998 -- March 25, 1999

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements, however, the Company does not anticipate nonperformance under the agreement.

KVC has been allocated interest (including amortization of deferred financing costs) of $18,224 and $19,054 for the years ended December 31, 1994 and 1993, respectively. Interest expense has been allocated to KVC based upon intercompany financing in connection with the Acquisition. The effective interest rate used in these allocations was 8.36% during these periods. The common stock and assets of the Company are pledged to collateralize all external financing arrangements.



6.   EMPLOYEE BENEFIT PLANS

In connection with the Acquisition described in Note 1, the Company assumed a defined benefit pension plan (the Plan). The Plan covers all qualified employees who meet certain employment service and age requirements and are not covered by union pension plans. Net periodic pension cost is comprised of the components listed below, as determined using the actuarial cost aggregate method. The Company's funding policy is to make annual

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



contributions to the Plan in such amounts necessary to fund benefits provided by the Plan on the basis of information provided by the Plan's actuary.

Consolidated net periodic pension cost without regard to the effect of the discontinued operations for the years ended December 31, 1994 and 1993 is as follows:

                                                        1994          1993
                                                      -------       -------
Service cost for benefits earned during the period     $  908        $  852
Interest cost on projected benefit obligation.....      1,896         1,804
Return on Plan assets.............................        774        (2,481)
Net deferral......................................     (3,030)          323
Amortization of prior service cost................        (18)           --
                                                       ------        ------
Total.............................................     $  530        $  498
                                                       ======        ======

The following table sets forth the Plan's funded status and obligations at December 31, 1994 without regard to the effect of the discontinued operations:


                                                                         1994
                                                                       ---------
Actuarial present value of accumulated benefit obligations,
including vested benefits of $20,012.................................  $(23,146)
                                                                       ========
Projected benefit obligation.........................................  $(26,596)
Plan assets at fair value, consisting of cash and equity securities..    28,226
                                                                       --------
Plan assets in excess of projected benefit obligation................     1,630
Prior service cost...................................................      (176)
Unrecognized net loss................................................     1,955
                                                                       --------
Pension asset........................................................  $  3,409
                                                                       ========

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



     The assumptions used in the above valuations are as follows:




                                             1994  1993
                                             ----  ----
Discount rate..............................  7.5%  7.5%
Rate of increase in compensation levels....  5.0   5.0
Expected long-term rate of return on
assets.....................................  8.5   8.5

In 1993, the Company instituted an employee savings plan (401(k) Plan) to provide benefits for substantially all employees of the Company meeting certain eligibility requirements. The Plan requires the Company to match 25% of employee contributions, up to a maximum of 1% of covered compensation. Expense related to the Plan without regard to the effect of the discontinued operations aggregated $252 and $228 for the years ended December 31, 1994 and 1993, respectively.

Pension expense allocated to KVC, pursuant to these plans, aggregated $54 and $60 for 1994 and 1993, respectively. Further, prepaid pension costs with respect to the defined benefit plan of $384 and $457 have been allocated to KVC at December 31, 1994 and 1993, respectively.


7.   INCOME TAXES

The income tax provision for continuing operations recorded for the years ended
December 31, 1994 and 1993 consists of the following:



Currently payable:            1994     1993
                             ------   ------
Federal....................  $8,103   $5,577
State......................   1,486      579
                             ------   ------
Total......................   9,589    6,156
                             ------   ------
Deferred:
Federal....................    (886)     651
State......................     140      (20)
                             ------   ------
Total......................    (746)     631
                             ------   ------
Income tax provision -- net  $8,843   $6,787
                             ======   ======

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




A reconciliation of the net income tax provision computed using the U.S.
federal statutory rate of 35% (34% in 1993) to pretax income from continuing operations was as follows:


                                                     1994     1993
                                                   ------   ------
Computed ''expected'' tax expense................  $5,637   $2,614
Amortization of goodwill.........................   1,850    1,800
State and local taxes, net of federal tax benefit   1,057      362
Enacted future rate change.......................     362    1,880
Other............................................     (63)     131
                                                   ------   ------
Effective tax....................................  $8,843   $6,787
                                                   ======   ======

The significant components of deferred income tax provision attributable to income from continuing operations for the years ended December 31, 1994 and 1993 are as follows:

                                                          1994       1993
                                                        --------   -------
Deferred income tax (exclusive of the effects of other
components below).....................................   $(4,899)  $(1,950)
(Increase) decrease in alternative minimum tax........     3,845       701
State net operating loss benefit, net of federal tax..       244        --
Federal net operating loss benefit....................        64        --
Enacted future rate change............................        --     1,880
                                                        --------   -------
Total deferred tax provision (benefit)................   $  (746)  $   631
                                                        ========   =======

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 are presented below:

                                                                        1994
                                                                      --------
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful
accounts............................................................   $   279
Film and syndication rights, principally due to different accounting
methods.............................................................       511
Compensated absences, principally due to accrual for financial
reporting purposes..................................................       212
Net operating loss carryforwards....................................        13
Alternative minimum tax credit carryforwards........................        --
Other...............................................................     1,186
                                                                       -------
Gross deferred tax assets...........................................     2,201
                                                                       -------
Deferred tax liabilities:
Property and equipment, principally due to basis differences........    17,778
Retirement plan, principally due to accrual for financial reporting
purposes............................................................     1,256
Enacted future rate increases.......................................        --
Other...............................................................       369
                                                                       -------
Gross deferred tax liabilities......................................    19,403
                                                                       -------
Net deferred tax liabilities........................................   $17,202
                                                                       =======

At December 31, 1994, the Company has net operating loss carryforwards of $75,000 for state income tax purposes which are available to offset future state taxable income, if any, through 2009. Approximately $54,000 of these net operating loss carryforwards were present at Acquisition and, due to uncertainty of eventual realization, a full valuation reserve was provided against these assets at that time. Should these net operating loss carryforwards be realized in the future, the effect would be to reduce the recorded value of certain intangible assets.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



8.   COMMITMENTS

Film and Syndication Rights -- The Company has entered into certain film and syndication rights' agreements which allow for showings of certain programs over various periods. At December 31, 1994, film and syndication rights liabilities related to programs available for broadcast are due as follows:

1995......  $7,753
1996......     787
1997......     487
1998......     189
1999......      38
Thereafter      --
            ------
Total.....  $9,254
            ======

In addition, the Company has entered into film and syndication rights' agreements covering programs not yet available for broadcast. No asset or liability related to these programs has been reflected in the financial statements. At December 31, 1994, the Company had executed contracts aggregating $36,745 (net of deposits) for programs not yet available for broadcast.

Operating Leases -- The Company leases office and other facilities under operating leases expiring at various dates through 2004. At December 31, 1994, minimum payments required under noncancelable leases with terms in excess of one year for continuing operations are as follows:

1995......   $  888
1996......      880
1997......      812
1998......      567
1999......      309
Thereafter      899
            -------
Total.....   $4,355
            =======

Rent expense under operating leases from continuing operations aggregated $490 and $383 for the years ended December 31, 1994 and 1993, respectively.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




9.   RELATED-PARTY TRANSACTIONS


The Company has entered into a management agreement (the "Management Agreement") with the Providence Journal, under the terms of which the Providence Journal will operate and manage the Company's cable systems and KBC's television stations through February 1997. The Management Agreement provides for a base management fee of $2,525 per year and payment of bonuses based on operating cash flow (as defined in the Management Agreement) at the end of each fiscal year for managing both the Company and KBC. No bonus was earned during 1994 and 1993. In addition, the Management Agreement provides for the awarding of certain warrant bonuses, both on an annual and cumulative basis, based on operating cash flow at the end of defined periods. Through December 31, 1994, the Providence Journal had been awarded warrant bonuses providing for the purchase of 1,552 shares, of the Company's Class B nonvoting common stock at $0.10 per share. Compensation expense recorded related to these warrant issuances aggregated $335 in 1993. Based upon the purchase and sale agreement (See note 2) whereby the Providence Journal will buy out the Investor Stockholder for a fixed price, it is not probable that the Providence Journal will exercise any outstanding warrants and accordingly, the Company has not recorded compensation expense during 1994.

The Providence Journal is also entitled to compensation for out-of-pocket costs incurred in its capacity as manager of the cable systems for which the Company reimbursed the Providence Journal $3,844 and $2,842 during 1994, and 1993, respectively.


The Company is also obligated to pay the Providence Journal an annual $1,000 governance fee, in advance, on December 20 of each year.

The Company entered into a consulting and advisory services agreement (the "Services Agreement") with the Investor Stockholder. Under the terms of the Services Agreement, the Company is obligated to pay the Investor Stockholder an annual fee of $1,000, in advance, on January 1 of each year.

For the years ended December 31, 1994 and 1993, KVC has been allocated expenses under the terms of the Management Agreement, and other related fees discussed above, aggregating $1,901 and $2,034, respectively.


10.   FAIR VALUE DISCLOSURE

Current Assets and Liabilities -- The carrying amount of cash, trade receivables, trade accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

Long-term Debt -- The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using current borrowing rates for similar debt instruments of comparable maturity. The fair value of long-term debt approximated carrying value at December 31, 1994.

                      KING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)





Interest Rate Swaps -- The fair value of interest rate swaps is the amount at which they could be settled based on estimates obtained from dealers. The amount required to settle outstanding interest rate swaps at December 31, 1994 approximated $3,575 (gain).


11.   COMMITMENTS AND CONTINGENCIES

The Company is the defendant in a number of legal actions, the outcome of which management believes, based upon the advice of counsel, will not have a material effect on the Company's financial position or results of operations.

The Company has outstanding letter of credit commitments amounting to $756 as of December 31, 1994.

In October 1992, the Congress of the United States passed the Cable Act. As a result of the Cable Act, several cable television systems of the Company are subject to regulation by local franchise authorities and/or the FCC. Regulations imposed by the Cable Act, among other things, allow regulators to limit and reduce the rates that cable operators can charge for certain basic cable television services and equipment rental charges. The Company has been notified by certain franchise authorities that various regulated rates charged to subscribers were in excess of the rates permitted. The Company has reviewed the notifications as well as the disputed rates and has accrued for amounts it believes it may be required to refund. Further rules and regulations are being considered by the FCC, however, these regulations have not yet been finalized. The ultimate impact on the operations of the Company resulting from existing rules and regulations and proposed rules and regulations, if any, cannot be determined.


                      KING HOLDING CORP. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                                 (IN THOUSANDS)


                                1994       1993
                               -------    ------
Balances at Beginning of Year  $  715      $ 932
Additions:
Charged to operations             676        489
Recoveries                         46         89
Deductions:
Accounts written off             (237)      (795)
                               ------      -----
Balance at End of Year         $1,200      $ 715
                               ======      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the Company's 1995 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the company's 1995 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION.

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the Company's 1995 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the company's 1995 fiscal year. Such incorporations by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the Company's 1995 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the company's 1995 fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement for the Company's 1995 Annual Meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the company's 1995 fiscal year.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) The following documents are filed as part of this Report:

     1 The financial statements listed below are included in item 8 of this Form 10-K. See Index of Financial Statements and Schedules on page 40.

      (i) Consolidated Financial Statements of the Company -- The Providence Journal Company and Subsidiaries.

     (ii) Consolidated Financial Statements of Significant Unconsolidated Affiliate -- King Holding Corp. and Subsidiaries.*

                  *King Holding Corp. acquired and consolidated by the Company in 1995.


     2 Financial Statement Schedules. The financial statement schedules listed below are included in item 8 of this Form 10-K. See Index of Financial Statements and Schedules on page 40.

      (i)  Financial Statement Schedules of the Company (as required)

              II. Valuation and Qualifying Accounts and Reserves for the Years
                  Ended December 31, 1995, 1994, and 1993

     (ii) Financial Statement Schedules of the Company's Unconsolidated Affiliate -- King Holding Corp.* (as required)

              II. Valuation and Qualifying Account and Reserves for the Years
                  Ended December 31, 1994 and 1993.

                  *King Holding Corp. acquired and consolidated by the Company in 1995.


     3    Exhibits required to be filed by Item 601 of Regulation S-K:

      (i) Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 1 of Registrant's Registration Statement on Form 8-A dated September 29, 1995).

     (ii)  By-laws of the Registrant.  Filed herewith as Exhibit 3.2.


     4    Credit Agreement dated as of October 5, 1995 among Providence
          Journal Company, Registrant, Fleet National Bank, as Administrative Agent, The First National Bank of Boston, The Chase Manhattan Bank, N.A., Chemical Bank and The Toronto Dominion Bank, as Managing Agents and the other lenders named therein (incorporated by reference to Exhibit 4 of Registrant's Current Report on Form 8-K dated October 5,
          1995).

  10  (i)  The Providence Journal Company 1994 Employee Stock Option Plan
           (incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement on Form S-8 (No. 33-63833) dated November 1,
           1995).

     (ii) The Providence Journal Company 1994 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4(b) of Registrant's Registration Statement on Form S-8 (No. 33-63833) dated November 1, 1995).

     (iii) Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-4(No. 33-57479) dated August 31, 1995).

      (iv) Form of Change of Control Agreement (incorporated by reference to
           Exhibit 10.6 of Registrant's Registration Statement on Form S-4 (No. 33-57479) dated August 31, 1995).

      (v) Letter Agreement between Providence Journal Company and James F. Stack dated August 29, 1995. Filed herewith as Exhibit 10.5.


     (vi) Separation Agreement and Release between The Providence Journal Company and Trygve E. Myhren dated February 9, 1996. Filed herewith as Exhibit 10.6.

21         Subsidiaries of the Registrant.  Filed herewith as Exhibit 21.0.

23    (i)  Independent Auditors' consent of KPMG Peat Marwick LLP. Filed herewith as Exhibit 23.1.

     (ii) Independent Auditors' consent of Deloitte & Touche LLP. Filed herewith as Exhibit 23.2.

27         Financial Data Schedule.



(b)  Reports on Form 8-K.

     Report on Form 8-K, dated October 5, 1995: Item 5 - voluntary disclosure of divestiture of cable operations and completion of Kelso Buyout.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 1, 1996

THE PROVIDENCE JOURNAL COMPANY


By: /s/ Stephen Hamblett
    -----------------------------------------------------
        Stephen Hamblett
        Chairman of the Board and Chief Executive Officer


By: /s/ Thomas N. Matlack
    -----------------------------------------------------
        Thomas N. Matlack
        Vice President-Finance
        (principle financial and accounting officer)


By: /s/ F. Remington Ballou
    -----------------------------------------------------
        F. Remington Ballou
        Director


By: /s/ Henry P. Becton, Jr.
    -----------------------------------------------------
        Henry P. Becton, Jr.
        Director


By: /s/ Fanchon M. Burnham
    -----------------------------------------------------
        Fanchon M. Burnham
        Director


By: /s/ Kay K. Clarke
    -----------------------------------------------------
        Kay K. Clarke
        Director



By: /s/ Peter B. Freeman
    -----------------------------------------------------
        Peter B. Freeman
        Director


By: /s/ Benjamin P. Harris, III
    -----------------------------------------------------
        Benjamin P. Harris, III
        Director


By: /s/ Paul A. Maeder
    -----------------------------------------------------
        Paul A. Maeder
        Director

By: /s/ Trygve E. Myhren
    -----------------------------------------------------
        Trygve E. Myhren
        Director


By: /s/ John W. Rosenblum
    -----------------------------------------------------
        John W. Rosenblum
        Director


By:  /s/ Henry D. Sharpe, Jr.
    -----------------------------------------------------
         Henry D. Sharpe, Jr.
         Director


By: /s/ W. Nicholas Thorndike
    -----------------------------------------------------
        W. Nicholas Thorndike
        Director


By: /s/ John W. Wall
    -----------------------------------------------------
        John W. Wall
        Director


By: /s/ Patrick R. Wilmerding
    -----------------------------------------------------
        Patrick R. Wilmerding
        Director