Form 10-Q
period 1996-03-31
PROVIDENCE JOURNAL CO
filed 1996-05-14
CIK 80816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




(Mark One)
( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended:

                                 MARCH 31, 1996

(   )     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
       For the Transition Period from ____________ to _____________.


                         Commission File Number 0-26928
                                                -------


                         THE PROVIDENCE JOURNAL COMPANY
             (Exact name of registrant as specified in its charter)



DELAWARE                                                     05-0481966
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

75 Fountain Street, Providence, RI                               02902-9985
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  (401) 277-7000



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

As of April 30, 1996 there were 38,526 shares of Class A Common Stock and 46,817 shares of Class B Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                                     Condensed Consolidated Balance Sheets
                                 (Dollars in thousands, except per share data)

                                                                                  (unaudited)
                                                                                   March 31,      December 31,
                                                                                     1996            1995
                                                                                  -----------     ------------
                                     ASSETS
Current assets:
     Cash                                                                           $     59        $     87
  Accounts receivable, net of allowance for doubtful accounts of
  $4,198 in 1996 and $4,328 in 1995                                                   48,484          56,321
  Television program rights, net                                                       9,767          16,536
  Inventories, prepaid expenses, deferrals and other current assets                   13,544          12,332
  Notes receivable, current                                                           17,726               -
  Federal and state income taxes receivable                                           30,905          24,146
                                                                                    --------        --------
                   Total current assets                                              120,485         109,422
Investments in affiliated companies                                                   17,164          22,171
Notes receivable                                                                       1,162          18,973
Television program rights, net                                                         3,387           3,817
Property, plant and equipment, net of accumulated depreciation
  of $210,549 in 1996 and $204,880 in 1995                                           177,916         171,649
License costs, goodwill, intangibles and other assets, net                           383,599         381,198
                                                                                    --------        --------
                                                                                    $703,713        $707,230
                                                                                    ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $ 10,926        $ 16,837
    Accrued expenses and other current liabilities                                    49,952          49,504
    Current installments of long-term debt                                               100             100
    Current portion of television program rights payable                              10,138          16,463
                                                                                    --------        --------
                   Total current liabilities                                          71,116          82,904
Long-term debt                                                                       272,700         243,998
Television program rights payable                                                      4,519           5,509
Other liabilities and deferrals                                                      111,367         111,580
                                                                                    --------        --------
                   Total liabilities                                                 459,702         443,991
                                                                                    --------        --------
Commitments and contingencies
Minority interest                                                                         49               -
                                                                                    --------        --------
Stockholders' Equity:
      Class A common stock, par value $1.00 per share, authorized 180,000,000
        shares: issued 38,519 and 38,514 shares in 1996 and 1995, respectively            39              39
      Class B common stock, par value $1.00 per share, authorized 46,825,000
        shares; issued 47,817 in both 1996 and 1995                                       47              47
      Additional paid-in capital                                                          96              71
      Retained earnings                                                              244,617         264,335
      Unrealized loss on securities held for sale, net                                  (837)         (1,253)
                                                                                    --------        --------
                   Total stockholders' equity                                        243,962         263,239
                                                                                    --------        --------
                                                                                    $703,713        $707,230
                                                                                    ========        ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                         Condensed Consolidated Statements of Operations
                          (Dollars in thousands, except per share data)

                                                                             (unaudited)
                                                                            Quarters Ended
                                                                               March 31,
                                                                        -----------------------
                                                                           1996          1995
                                                                        --------        -------
Revenues:
  Broadcasting                                                          $ 43,381        $38,904
  Publishing                                                              30,125         30,300
  Programming and New Media                                                1,608            525
                                                                        --------        -------
                                                                          75,114         69,729
                                                                        --------        -------

Expenses:
  Operating                                                               43,528         40,426
  Selling, general, and administative                                     23,051         19,911
  Newspaper Consolidation Costs and Newspaper Restructuring Costs          1,150            102
  Depreciation and amortization                                            9,845          7,935
  Stock-based compensation                                                11,730          1,498
  Pension expense                                                            214             44
                                                                        --------        -------
    Total expenses                                                        89,518         69,916
                                                                        --------        -------

Operating loss                                                           (14,404)          (187)

Interest expense                                                          (5,084)        (2,747)
Equity in loss of affiliates                                              (1,595)        (1,272)
Other income, net                                                          1,364            616
                                                                        --------        -------

Loss from continuing operations before income tax benefits               (19,719)        (3,590)
Income tax benefits                                                       (4,834)          (784)
                                                                        --------        -------
Loss from continuing operations                                          (14,885)        (2,806)

Discontinued operations, net of tax of $1,843                             (3,578)             -
                                                                        --------        -------
Loss before minority interests                                           (18,463)        (2,806)
Minority interests                                                         1,186           (299)
                                                                        --------        -------
Net loss                                                                $(17,277)       $(3,105)
                                                                        ========        =======

Net loss per common share:
  From continuing operations                                            $(174.43)       $(33.13)
  From discontinued operations                                            (41.93)             -
  Minority interests                                                       13.90          (3.53)
                                                                        --------        -------
Net loss per common share                                               $(202.46)       $(36.66)
                                                                        ========        =======

Weighted average shares outstanding                                       85,334         84,689
                                                                        ========        =======


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                              Condensed Consolidated Statements of Cash Flow
                                          (Dollars in thousands)

                                                                                        (Unaudited)
                                                                                      Quarters Ended
                                                                                 March 31,      March 31,
                                                                                   1996            1995
                                                                                 ---------      ---------

Operating activities:
     Cash flows provided by (used in) continuing operations                      $ (6,283)       $  9,281
                                                                                 --------        --------
Investing activities:
   Investments in and advances to affiliated companies                            (12,503)         (2,150)
   Additions to property, plant and equipment, net                                 (3,008)         (3,578)
   Decrease in investment in discontinued operations through disposal date           --             7,806
                                                                                 --------        --------
     Cash flows provided by (used in) investing activities                        (15,511)          2,078
                                                                                 --------        --------


Financing activities:
   Proceeds from (payments on) long-term debt, net                                 28,702          (7,505)
   Payments on television program rights payable                                   (4,495)         (4,163)
   Dividends paid                                                                  (2,441)         (2,422)
                                                                                 --------        --------
     Cash flows provided by (used in) financing activities                         21,766         (14,090)
                                                                                 --------        --------

Decrease in cash                                                                      (28)         (2,731)
Cash at the beginning of the period                                                    87           4,897
                                                                                 --------        --------
Cash at the end of the period                                                    $     59        $  2,166
                                                                                 ========        ========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements present the financial position and results of operations of The Providence Journal Company ("Registrant") and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated and minority interests have been recorded in consolidation. The results of operations for King Holding Corp. ("KHC") have been consolidated in the accompanying condensed consolidated statement of operations since January 1, 1995. The Company is a diversified communications company with operations and investments in several media and electronic communications businesses. The principal areas of the Company's activities are television broadcasting ("Broadcasting"), newspaper publishing ("Publishing") and programming and new media ventures ("Programming and New Media").

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in 1995 have been reclassified to conform to the first quarter 1996 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.


NOTE 2 -- CONSOLIDATION OF AHN

During the quarter ended March 31, 1996, the Company invested approximately $7,500 in America's Health Network ("AHN"), a 24-hour basic cable television programming service devoted exclusively to health related issues and products. The Company's total investment through March 31, 1996 is $17,750 and its interest in AHN is approximately 59%. Effective January 1, 1996, the results of AHN's operations have been consolidated with the Company. Prior to January 1, 1996, the Company accounted for this investment under the equity method of accounting.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


NOTE 3 -- NOTES RECEIVABLE

In September 1990, the Company advanced the Lowell Sun Publishing Company and Lowell Sun Realty Company (collectively, the "Lowell Sun Companies") $25,650 and agreed to provide a $6,500 revolving credit facility. The loan and revolving credit facility which were originally due in March 1996 are subject to a forbearance agreement until January 2, 1997. Amounts bear interest at a floating rate of prime plus 1.25%. The advance is collateralized by all assets of the Lowell Sun Companies and a pledge of a majority of Lowell Sun Companies' stock. The principal balance due from the Lowell Sun Companies totaled $23,575 at both March 31, 1996 and December 31, 1995.


NOTE 4 -- LONG-TERM DEBT

At March 31, 1996 and December 31, 1995, long-term debt consists of the following:

                                                                                March 31,       December 31,
                                                                                  1996              1995
                                                                                ---------       ------------

 Revolving credit and term loan facility at rates of interest averaging
    7.68% in 1996 and 7.52% in 1995, respectively                               $263,000          $234,298
 Industrial revenue bonds ("IRB") payable at various rates of interest
    averaging 3.5% payable through December 2022                                   9,800             9,800
                                                                                --------          --------

    Total long-term debt                                                        $272,800          $244,098
 Less current installments                                                           100               100
                                                                                --------          --------
    Long-term debt, excluding current installments                              $272,700          $243,998
                                                                                ========          ========


On October 5, 1995, the Company incurred indebtedness pursuant to a credit agreement with a syndicate of banks (the "Credit Agreement"). The Credit Agreement consists of a $75,000 term loan and a $300,000 revolving credit facility. The $75,000 term loan provided for under the Credit Agreement is due 2004. The revolving credit facility decreases quarterly commencing December 31, 1996 by a pro-rata portion of the following annual amounts in the years indicated: 1996--$4,000; 1997--$10,500; 1998--$14,500; 1999--$21,500;
2000--$53,250; 2001- $65,750; 2002- $67,750; 2003- $62,750. The indebtedness evidenced by the Credit Agreement is secured by guarantees from all of the material subsidiaries of the Company and a first priority pledge of all such material subsidiaries' capital stock. The Credit Agreement provides for borrowings indexed, as the Company may from time to time elect, to the Eurodollar rate, the certificate of deposit rate, or the "base" rate of the agent, plus the "spread" over such rates. The "spread" will be determined by the ratio of the total debt of the Company to the operating cash flow of the Company (as defined by the Credit Agreement).

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

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


In connection with the Credit Agreement, the Company maintains an interest rate swap arrangement in the notional amounts of $200,000 in 1996, $175,000 in 1997 and $150,000 in 1998 and 1999. The fair value of interest rate swaps is the amount at which they could be settled, based upon estimates obtained from dealers. At March 31, 1996, the amount required to settle outstanding interest rate swaps approximated $3,640.


NOTE 5 -- NET LOSS PER SHARE AND DIVIDENDS PER COMMON SHARE

Net loss per share is based on the weighted average number of shares of Class A and Class B common stock outstanding during the period. Restricted stock units and stock options are both considered common stock equivalents. Common stock equivalents were anti-dilutive for all periods in which the common stock equivalents were outstanding. Cash dividends of $28.60 per share were declared and paid in each of the quarters ended March 31, 1996 and March 31, 1995.


NOTE 6-- STOCK-BASED COMPENSATION PLANS

In the first quarter of 1996, the Company recorded a charge to continuing operations of $11,397 and a pre-tax charge to discontinued operations of $5,421 to reflect the vested portion of an estimated $20,530 adjustment to stock-based compensation plans. The difference of $3,712 will be charged to operations over the remaining vesting period of the plans, primarily in the second and third quarters of 1996. The adjustment to the stock-based compensation plans was pursuant to which participants in the Company's incentive stock units plan ("IUP"), restricted stock unit plan ("RSU") and certain stock option plans ("Option Plans") would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental Cablevision, Inc. ("Continental") in October, 1995 (the "Merger"). Continental and US West Media Group jointly announced a merger of their operations in February, 1996 (the "US West Merger"). The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996, and will be paid in the case of the Option Plans and RSU in Class A Common Stock, and in the case of the IUP, in cash or Class A common stock, at the election of the participant. It is currently anticipated that approximately two-thirds of the IUP payment will be paid in cash.
Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.

As described in Note 13 to the Consolidated Financial Statements in the Company's 1995 Annual Report, the Company has various stock-based compensation plans. The following table sets forth information relative to these stock-based compensation plans:

                                                                             Option Plans          Restricted
                                                                             ------------          ----------
                                                                     1994 Options   1995 Options   Stock Units*
                                                                     ------------   ------------   -----------

Options outstanding at December 31, 1995                                  623            836          1,261
Options exercised during the quarter ended March 31,1996                   (5)             -              -
                                                                         ----         ------          -----
Options outstanding at March 31, 1996                                     618            836          1,261
                                                                         ====         ======          =====
Options exercisable at March 31, 1996                                     177              -              -
                                                                         ====         ======          =====
Option exercise price                                                    $662         $5,072              -
                                                                         ====         ======          =====

* Represents gross units. The actual amount of shares to be paid out at the end of the vesting period will be net of payroll tax withholdings.


Total amount of shares reserved for the stock-based compensation plans total 5,774 consisting of 1,624 for the RSU plan and 4,150 for the Option Plans.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)



NOTE 7 -- NEWSPAPER RESTRUCTURING

In the first quarter of 1996, the Company recorded an additional charge to operations of approximately $1,150 relating to early retirement costs and voluntary separation benefits in connection with an on-going plan of reorganization and restructuring of the Company's Publishing business adopted by the Company in the fourth quarter of 1995 (the "Newspaper Restructuring") at which time a $6,800 charge was recorded. The Newspaper Restructuring is expected to be completed by the second quarter of 1996 and, when fully implemented, result in annual savings of $6,000 and a net full-time equivalent ("FTE") reduction of 110, or approximately 8% of the Publishing work force. Substantially all costs will be paid from the Company's pension plans
(in which plan assets exceed plan obligations).


NOTE 8 -- INCOME TAXES

The Company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.


NOTE 9 -- CONTINGENT LIABILITIES

On January 17, 1995, Cable LP I, Inc. ("Cable LP") brought a declaratory judgment action against Old PJC, Colony Communications, Inc. ("Colony") and Dynamic Cablevision of Florida, Inc. ("Dynamic") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony and Dynamic were cable television subsidiaries of Old PJC, which became units of Continental in connection with the Merger. This case relates to a partnership (the "Dynamic Partnership"), in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claims that Dynamic was obligated to offer to sell to Cable LP Dynamic's general partnership interest before Old PJC entered into the Merger Agreement with Continental. Cable LP further claims that Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP seeks a declaration by the court that the right of first refusal it is asserting applies.

A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995 and the decision of the court is expected shortly. The Company believes that the claims asserted by Cable LP are without merit and intends to defend this matter vigorously in the circuit court and through the appeal process in the event of an unfavorable ruling. Although the Company expects to succeed on the merits, and adverse decision could be material to the operating results of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following unaudited tables present a summary of financial results and other data for the quarters ended March 31, 1996 and 1995 on a consolidated basis and for each of the Company's three segments: Broadcasting, Publishing and Programming and New Media. The information should be read in conjunction with the condensed consolidated financial statements of the Company and respective notes thereto, included elsewhere in this document.

SUMMARY OF FINANCIAL RESULTS - CONSOLIDATED

                                                                         Quarters Ended March 31,
                                                                         ------------------------
                                                                            1996           1995
                                                                          --------        -------
                                                                              (in thousands)
OPERATING DATA:
Revenues:
    Broadcasting                                                          $ 43,381        $38,904
    Publishing                                                              30,125         30,300
    Programming and New Media                                                1,608            525
                                                                          --------        -------
                                                                            75,114         69,729
                                                                          --------        -------

Expenses:
    Operating and administrative expenses:
      Broadcasting                                                          31,073         28,000
      Publishing, excluding newspaper consolidation                         27,381         27,889
           and newspaper restructuring costs
      Programming and New Media                                              4,989            898
      Corporate                                                              3,136          3,550
                                                                          --------        -------
                      Total                                                 66,579         60,337
    Depreciation and amortization                                            9,845          7,935
    Stock-based compensation                                                11,730          1,498
    Pension expense                                                            214             44
                                                                          --------        -------
                      Total                                                 88,368         69,814
    Newspaper Consolidation Costs and Newspaper Restructuring Costs          1,150            102
                                                                          --------        -------
                      Total expenses                                        89,518         69,916
                                                                          --------        -------
Operating loss                                                             (14,404)          (187)
Interest expense                                                            (5,084)        (2,747)
Equity in loss of affiliates (1)                                            (1,595)        (1,272)
Other income, net                                                            1,364            616
                                                                          --------        -------
Loss from continuing operations before income tax benefits                 (19,719)        (3,590)
Income tax benefits                                                         (4,834)          (784)
                                                                          --------        -------
Loss from continuing operations                                           $(14,885)       $(2,806)
                                                                          ========        =======

OTHER DATA:
EBITDA (2):
    Broadcasting                                                          $ 12,308        $10,904
    Publishing                                                               2,744          2,411
                                                                          --------        -------
        EBITDA excluding programming and new media and corporate            15,052         13,315
      Programming and New Media                                             (3,381)          (373)
      Corporate                                                             (3,136)        (3,550)
                                                                          --------        -------
                      Total EBITDA                                        $  8,535        $ 9,392
                                                                          ========        =======

    Broadcast Cash Flow (3)                                               $ 12,364        $11,219
                                                                          ========        =======

 Notes to Table
- ---------------------

(1) Includes equity in loss of Linkatel Pacific, L.P. of $330 and $200 in 1996 and 1995, respectively.

(2) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense.

(3) Broadcast Cash Flow is defined by the Company as Broadcasting EBITDA plus corporate expense allocations, plus program rights amortization less program rights payments.

 Summary of Financial Results - Broadcasting

                                               Quarters Ended March 31,
                                               ------------------------
                                                 1996           1995
                                               -------         -------
                                                   (in thousands)
OPERATING DATA:
Revenues:
  National                                     $19,792         $18,208
  Local and regional                            26,922          23,646
  Other                                          3,279           2,982
  Agency commissions                            (6,612)         (5,932)
                                               -------         -------
        Net revenues                            43,381          38,904
                                               -------         -------

Expenses:
  Operating and administrative expenses         31,073          28,000
  Depreciation and amortization                  6,735           4,916
                                               -------         -------
        Total expenses                          37,808          32,916
                                               -------         -------

Operating income                               $ 5,573         $ 5,988
                                               =======         =======

OTHER DATA:
  EBITDA (1)                                   $12,308         $10,904
  EBITDA as percentage of net revenues            28.4%           28.0%

   Corporate expense allocations                   172             209
   Program rights amortization                   4,379           4,269
   Program rights payments                      (4,495)         (4,163)
                                               -------         -------
   Broadcast Cash Flow (2)                     $12,364         $11,219
                                               =======         =======


 Notes to table
- -----------------------

(1) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense.

(2) Broadcast Cash Flow is defined by the Company as Broadcasting EBITDA plus corporate expense allocations, plus program rights amortization less program rights payments.

SUMMARY OF FINANCIAL RESULTS - PUBLISHING

                                                                             Quarters Ended March 31,
                                                                             ------------------------
                                                                               1996            1995
                                                                             --------        --------
                                                                    (in thousands, except circulation data)
OPERATING DATA:
Revenues:
  Advertising                                                                $ 21,547        $ 21,740
  Circulation                                                                   8,139           7,889
  Other                                                                           439             671
                                                                             --------        --------
       Total revenues                                                          30,125          30,300

Expenses:
  Operating and administrative expenses before Newspaper Consolidation
    and Newspaper Restructuring Costs                                          27,381          27,889
  Depreciation                                                                  2,664           2,717
                                                                             --------        --------
       Total expenses                                                          30,045          30,606
                                                                             --------        --------

Operating income (loss) before Newspaper Consolidation
  and Newspaper Restructuring Costs                                                80            (306)
Newspaper Consolidation Costs(1) and Newspaper Restructuring Costs(2)          (1,150)           (102)
                                                                             --------        --------

Operating loss                                                               $ (1,070)       $   (408)
                                                                             ========        ========

OTHER DATA:
EBITDA (3)                                                                   $  2,744        $  2,411
                                                                             ========        ========

Average Net Paid Circulation:
  Daily                                                                       169,500         180,700
  Sunday                                                                      251,300         262,200

Notes to table
- -----------------------

(1)  Newspaper Consolidation Costs are those costs incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one daily newspaper.

(2)  Newspaper Restructuring Costs are estimated severance costs associated with management's plan to reorganize and restructure operating and administrative departments of the Publishing business.
     In the fourth quarter of 1995, a charge to operations of $6,800 was recorded pursuant to this plan. In the first quarter of 1996, such costs increased approximately $1,150.

(3)  EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock- based compensation and pension expense.

SUMMARY OF FINANCIAL RESULTS - PROGRAMMING AND NEW MEDIA

                                              Quarters Ended March 31,
                                              ------------------------
                                                 1996          1995
                                               -------        -------
                                                    (in thousands)
OPERATING DATA:
Revenues                                       $ 1,608        $   525
                                               -------        -------

Expenses:
   Operating and administrative expenses         4,989            898
   Depreciation                                    226             30
                                               -------        -------
        Total expense                            5,215            928
                                               -------        -------

Operating loss                                 $(3,607)       $  (403)
                                               =======        =======

Equity in loss of affiliates                   $(1,265)       $(1,072)
                                               =======        =======

OTHER DATA:
EBITDA (1)                                     $(3,381)       $  (373)
                                               =======        =======


Note to table
- --------------------

(1) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation and pension expense.

RESULTS OF OPERATIONS-QUARTERS ENDED MARCH 31, 1996 TO MARCH 31, 1995

Consolidated

Consolidated revenues for the first quarter of 1996 were $75.1 million, an increase of 7.7%, compared to $69.7 million for the first quarter of 1995. Broadcasting revenues contributed significantly to the increase in consolidated revenues with an increase of 11.6% in the 1996 period to $43.4 million from $38.9 million in the 1995 period due to increased advertising rates as a result of improved ratings, local market growth, and, for the Portland station, increased political advertising revenue. Publishing contributed substantially the same revenue in the first quarter of 1996 as in the prior year with $30.1 million for the 1996 period and $30.3 million in the 1995 period. The operations in the Programming and New Media segment are in the early development phase and contributed $1.6 million in revenue in the 1996 period compared to $0.5 million in the 1995 period.

Consolidated operating and administrative expenses increased 10.4% to $66.6 million in the first quarter of 1996 from $60.3 million in the first quarter of 1995, primarily as a result of the consolidation of AHN in 1996, which contributed $2.6 million of the $4.1 million increase in Programming and New Media operating expenses to $5.0 million in the 1996 period from $0.9 million in the 1995 period. Broadcasting operating and administrative expenses increased 11.1% to $31.1 million in the 1996 period from $28.0 million in the 1995 period due primarily to the incremental costs of a start-up news operation in Honolulu. Publishing operating and administrative expenses decreased 1.8% in the 1996 period to $27.4 million from $27.9 million in the 1995 period, as savings totaling $1.5 million generated by net payroll decreases from the Newspaper Consolidation, the discontinuance of a local shopper, and the elimination of a Sunday magazine more than offset an increase of $1.0 million in newsprint costs. Corporate operating and administrative expenses declined 13.9% to $3.1 million from $3.6 million due to savings from corporate restructurings associated with the cable operations disposed of in the fourth quarter of 1995.

EBITDA, a common performance indicator used in the industry, is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs, Newspaper Restructuring Costs, depreciation, amortization, stock-based compensation, and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Consolidated EBITDA, excluding Programming and New Media and corporate expenses, increased 13.5% to $15.1 million in the first quarter of 1996 from $13.3 million in the first quarter of 1995. Broadcasting experienced 12.8% EBITDA growth in the first quarter of 1996 to $12.3 million from $10.9 million in the 1995 period. Publishing EBITDA increased $0.3 million, or 12.5%, in the 1996 period to $2.7 million from $2.4 million in the 1995 period. Primarily because of the consolidation of the start-up venture AHN in 1996, the Programming and New Media segment EBITDA was a loss of $3.4 million in the first quarter of 1996 compared to a loss of $0.4 million in the first quarter of 1995.

In the first quarter of 1996, the Company recorded an $11.4 million charge (of which $10.1 million related to the IUP plan) to continuing operations and a $5.4 million (pre-tax) charge to discontinued operations to reflect the vested portion of an estimated $20.5 million adjustment to stock-based compensation plans. The difference of $3.7 million will be charged to operations over the remaining vesting period of the plans, primarily in the second and third quarters of 1996. The adjustment to the stock-based compensation plans was pursuant to which participants in the Company's IUP, restricted stock unit plan and certain stock option plans would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental in October, 1995. Continental and US West Media Group jointly announced a merger of their operations in February, 1996 (the "US West Merger"). The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996 and will be paid, in the case of the Option Plans and RSU in Class A Common Stock, and in the case of the IUP, in cash or Class A common stock, at the election of the participant.
It is currently anticipated that approximately two-thirds of the IUP payment will be paid in cash. Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.

In the first quarter of 1996, the Company recorded an additional charge to operations of approximately $1.1 million relating to early retirement costs and voluntary separation benefits in connection with an on-going plan of reorganization and restructuring of the Company's Publishing business adopted by the Company in the fourth quarter of 1995 (the "Newspaper Restructuring") at which time a $6.8 million charge was recorded. The Newspaper Restructuring is expected to be completed by the second quarter of 1996 and when fully implemented result in annual savings of $6.0 million and a net full-time equivalent ("FTE") reduction of 110, or approximately 8% of the Publishing work force. Substantially all costs are expected to be paid from the Company's pension plans (in which plan assets exceed plan obligations). The following table illustrates the current status of the restructuring accrual by component (in millions):




                                               Employee        Outplacement
                                           Severance Costs     & Other costs        Total
                                           ---------------     -------------        -----

Balance at December 31, 1995                    $ 6.5              $ 0.3            $ 6.8
   Charge to first quarter operations             1.1                                 1.1
   Utilization of accrual                        (0.1)              (0.1)            (0.2)

                                                -----              -----            -----
Balance at March 31, 1996                       $ 7.5              $ 0.2            $ 7.7
                                                =====              =====            =====


Other expense, net increased $1.9 million to $5.3 million for the first quarter of 1996 from $3.4 million in the same period last year primarily due to an increase in interest expense of $2.4 million charged to continuing operations in the 1996 period. In 1995, approximately 75% of the debt was attributable to cable operations and accordingly the related interest expense was allocated to discontinued cable operations.

As a result of the additional stock-based compensation expense, additional Newspaper Restructuring charges, and consolidation of AHN, loss from continuing operations for the first quarter of 1996 was $14.9 million compared to $2.8 million for the same period in 1995. The minority interest credit of $1.2 million in 1996 represents the minority partners' share of AHN losses for the first quarter of 1996. The minority interest charge of $0.3 million in 1995 represented the minority partner's share of King Holding Corp. ("KHC") income for the first quarter of 1995. Net loss for the first quarter of 1996, including the discontinued operations charge discussed above, was $17.3 million compared to $3.1 million for the same period in 1995.


Broadcasting

Broadcasting consists of nine owned and operated stations and two stations operated under local marketing agreements ("LMA") in which the Company provides marketing and programming services. These eleven stations serve markets in Seattle, WA; Portland, OR; Charlotte, NC; Albuquerque, NM; Louisville, KY; Honolulu, HI; Spokane, WA; Tucson, AZ; Boise, ID.

Broadcasting revenues grew 11.6% in the first quarter of 1996 to $43.4 million compared to the first quarter of 1995 revenues of $38.9 million. Revenue growth was particularly strong in Seattle (9.1%); Portland (12.3%); Charlotte (20.6%); Albuquerque (17.9%); Honolulu (28.3%); and Boise (11.2%). National advertising revenues increased 8.8% to $19.8 million in the 1996 period from $18.2 million in the 1995 period as a result of market growth and increased advertising rates from improved ratings in Seattle, Portland and Charlotte. Local and regional advertising revenues exhibited strong growth in the 1996 period of 14.0% to $26.9 million from $23.6 million for the same period in 1995. In addition to the improved ratings in Seattle and Portland, the increase in local and regional revenues was also attributable to political advertising revenue of $0.6 million in the first quarter of 1996 from a special U.S. Senate race in Portland and the affiliation switch in Honolulu to NBC leading to an increased share of local business in that market.

Operating and administrative expenses increased 11.1% to $31.1 million in the first quarter of 1996 from $28.0 million in the first quarter of 1995, a change of $3.1 million. This increase primarily reflects the incremental costs of a start-up news operation and promotion expenses in Honolulu (required by KHNL's affiliation switch from Fox to NBC on January 1, 1996). Depreciation and amortization expense increased $1.8 million to $6.7 million in the 1996 period from $4.9 million in the 1995 period, reflecting the increased amortization associated with the step-up in carrying value of intangible assets resulting from the acquisition in October, 1995 of the Company's joint venture partner's interest in

KHC (the "Kelso Buyout").

As a result of revenue growth outpacing cost increases, EBITDA for Broadcasting increased 12.8% to $12.3 million in the 1996 period from $10.9 million in the 1995 period. KING-TV in Seattle, KGW (TV) in Portland, and WHAS-TV in Louisville contributed approximately 42%, 19% and 11%, respectively, of the first quarter 1996 EBITDA of the Company's stations. No other station represents more than 10% of the segment's 1996 EBITDA. EBITDA margin for the 1996 period and the 1995 period was 28% of Broadcasting net revenues. Broadcast Cash Flow, which represents Broadcasting EBITDA adjusted to add back corporate expense allocations plus program rights amortization less program rights payments, grew 10.7% to $12.4 million in the 1996 period from $11.2 million in the 1995 period.


Publishing

Prior to June 5, 1995, the Company published a Sunday newspaper, The Providence Sunday Journal, and both a morning daily newspaper, Providence Journal (Monday through Saturday), and an afternoon daily newspaper, The Evening Bulletin (Monday through Friday). As discussed previously, in response to changing readership preferences and declining circulation, primarily in The Evening Bulletin, and to reduce the Company's cost basis, the Company consolidated the afternoon newspaper with the morning newspaper (the "Newspaper Consolidation"), and now publishes a morning only daily Providence Journal-Bulletin (Monday through Saturday) in addition to The Providence Sunday Journal.

Publishing revenues for the first quarter of 1996 remained relatively even at $30.1 million compared with $30.3 million for the first quarter of 1995. Advertising revenues remained substantially the same at $21.5 million in the 1996 period and $21.7 million in the 1995 period. As a result of the Newspaper Consolidation, average daily circulation for the three months ended March 31, 1996 approximated 169,500 a decrease of 6.2% from an average of 180,700 for the three months ended March 31, 1995. Average Sunday circulation for the quarter was 251,300, down by 4.2% from 262,200 for the same quarter last year, largely because of increased price. Despite the decline in circulation levels, circulation revenues of $8.1 million in the first quarter of 1996 were 2.5% ahead of circulation revenues of $7.9 million for the first quarter of 1995 as a result of price increases.

Operating and administrative expenses decreased 1.8% in the 1996 period to $27.4 million from $27.9 million in the 1995 period, a decrease of $0.5 million. Payroll savings from the Newspaper Consolidation, the elimination of a Sunday magazine, and reduced costs from the discontinuance of a local shopper each saved $0.5 million in the first quarter of 1996 which more than offset the increase in newsprint costs of $1.0 million in the first quarter of 1996 compared to the first quarter of 1995.

As previously discussed, management approved a plan of reorganization and restructuring of substantially all departments of Publishing at the end of 1995 in an effort to improve efficiencies. Under the plan, the Company targeted a reduction in work force of approximately 100 full-time equivalents through a combination of early retirement and voluntary and involuntary separation assistance plans. A charge of $6.8 million was recorded in the fourth quarter of 1995 relating to employee severance costs, outplacement, and other costs associated with the restructuring. As a result of a greater than anticipated response to the voluntary programs, management recorded an additional $1.1 million charge to operations in the first quarter of 1996. The Company expects annual savings from the restructuring to be approximately $6.0 million. Substantially all costs are expected to be paid by the Company's pension plans (in which plan assets exceed plan obligations) in 1996.

As a result of cost savings, EBITDA increased 12.5% to $2.7 million in the first quarter of 1996 from $2.4 million in the first quarter of 1995.


Programming and New Media

In December, 1995 the Company launched the NorthWest Cable News ("NWCN") channel, which provides 24-hour news service to cable television viewers in Washington, Oregon, and Idaho, and in the second quarter of 1995 launched Rhode Island Horizons, its electronic on-line information service. Beginning in May, 1995, the Company made new investments in America's Health Network, a 24-hour health cable programming channel that launched on March 25,

1996. In July, 1995, the Company invested in Peapod, an existing interactive grocery delivery service. Through the first quarter of 1996, the Company continues to fund its share of the operations of its investment in Television Food Network and Partner Stations Network. In 1995, the Company grouped these investments together in a new segment called "Programming and New Media." Effective January 1, 1996, the Company consolidated its investment in AHN, which it previously had accounted for under the equity method of accounting, reflecting management's decision to expand its holdings in this entity. In addition to AHN, the Company currently wholly owns and operates NWCN and Rhode Island Horizons and has significant equity investment positions in the other entities. The Company has recently entered into agreements to purchase equity partnership interests held by two partners of TVFN and intends to pursue the purchase of some or all of the equity partnership interest held by a third partner. As a result, TVFN will become a controlled subsidiary upon the closing of at least two of these agreements (expected in the second quarter), at which point the Company will consolidate the results of TVFN's operations with the results of the Company. Investments in Programming and New Media operating businesses include (dollars in thousands):

                              Cumulative Amounts
                               Invested Through     Ownership % as of
                               March 31, 1996 (1)     March 31, 1996
                              ------------------    -----------------
 Consolidated Subsidiaries
 -------------------------
 AHN (2)                             $17,750                59%
 NWCN                                  6,300               100%
 Rhode Island Horizons                   900               100%
                                     -------
   subtotal                           24,950                               Equity in loss of affiliates (3)
                                     -------                                    Quarters Ended March 31,
                                                                           --------------------------------
                                                                                  1996            1995
 Investments in Affiliates                                                        ----            ----
 -------------------------
 TVFN                                 17,650                20%                 $  (783)        $(1,022)
 Peapod                                5,338                17%                    (302)            -
 Partner Stations Network, L.P.        1,810                16%                    (180)            (50)
                                     -------                                    -------         -------
   subtotal                           24,798                                    $(1,265)        $(1,072)
                                     -------                                    =======         =======
 Total Investments                   $49,748
                                     =======

(1)  In addition to the amounts included in the table, the Company has invested $5.9 million in Starsight
     Telecast, Inc., a company whose stock is publicly traded and in which the Company has an approximate
     4% equity interest.

(2)  AHN was consolidated into the Company's results of operations as of January 1, 1996.

(3)  Excludes the Company's equity in loss of Linkatel Pacific, L.P. of $330 and $200 in 1996 and 1995,
     respectively which is an investment held for sale.



The operations in the Programming and New Media segment are in the early development phase and contributed $1.6 million in revenue in the first quarter of 1996 and $0.5 million in revenue in the first quarter of 1995. Operating and administrative expenses, as a result of the consolidation of AHN and start-up operations of NWCN, increased to $5.0 million for the first quarter of 1996 compared to $0.9 million in the same period last year. Consequently, operating losses were $3.6 million in the first quarter of 1996 compared with $0.4 million in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its working capital, debt service, capital expenditure and dividend requirements primarily through cash provided by its operating activities. Significant acquisitions or investments have historically been funded primarily through long-term debt borrowings under credit facilities.


Cash Flows from Operations

The following table identifies significant cash inflows and outflows from operations. It is intended to enhance the reader's understanding of, and reconciles EBITDA to, the cash flows used in operations of $6.3 million as presented in the Company's condensed consolidated statement of cash flows for the first quarter of 1996 included elsewhere in this Form 10-Q. Cash inflows
(outflows) from operations can be analyzed as follows (in millions):

                                                                                     Quarter
                                                                                      Ended,
                                                                                    March 31,
                                                                                       1996
                                                                                    ---------

EBITDA:
     Broadcasting                                                                      $12.3
     Publishing (excluding Newspaper Consolidation and Newspaper
         Restructuring costs)                                                            2.7
     Programming and New Media                                                          (3.4)
     Corporate                                                                          (3.1)
                                                                                       -----
         Total                                                                           8.5

     Program rights amortization                                                         4.4
     Interest paid                                                                      (4.7)
     Income tax refunds received, net of payments made                                   1.1
     Other working capital items, primarily accounts payable                            (6.8)
                                                                                       -----
          Cash flow from operations before one-time cash payouts                         2.5

One-time cash payouts
     Payment of working capital and other cable-related disposal adjustments (1)        (8.8)
                                                                                       =====
          Cash flow from operations                                                    $(6.3)
                                                                                       =====

Note to table
- -------------

(1) Includes working capital and other basis adjustments in disposal of cable operations of $4.3 million and approximately $4.5 million in cash paid for severance costs associated with the cable operations disposed of.



Investments

During the first quarter of 1996, the Company made significant investments in Programming and New Media, including investments in the cable networks AHN and TVFN of $7.5 million and $5.0 million, respectively, during the first quarter of 1996. The Company intends to spend a total of approximately $17.5 million for the remainder of 1996 to increase its investment and fund its share of losses in AHN. The Company has recently entered into agreements to purchase the equity partnership interests held by two partners of TVFN for a total purchase price of $24 million and intends to pursue a proposed transaction to purchase some or all of the equity partnership interest held by a third partner. The total purchase price for these three transactions plus funding of the Company's share of operating losses of TVFN for the remainder of 1996 is currently estimated at $50.0 million. The closing on the executed agreements is expected to occur in May 1996, at which time the Company's equity interest in TVFN will increase to approximately 45%.


Dividends

The cash dividend per share of $28.60 per share declared in the first quarter of 1996 is consistent with that of the first quarter of 1995. It is anticipated that total dividends for 1996 will be equivalent to those paid in 1995.

Financing

As discussed in Note 4 of the condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company's total debt outstanding at March 31, 1996 was $273.0 million. The increases in debt during the quarter ended March 31, 1996 were to fund the above described investing activities and the one-time cash payments in connection with the discontinued operations adjustments discussed above. The amount of credit available under its revolving credit facility at March 31, 1996 was $112.0 million. The Company's debt to equity ratio at March 31, 1996 was 1.12 to 1.00.



Future Funding and Capital Resources

The Company anticipates that amounts available under its revolving credit facility and cash flow from operations will be sufficient to meet the liquidity requirements described above under "Liquidity and Capital Resources". To the extent that the Company makes significant acquisitions or investments or is required to meet significant liquidity requirements other than described above, the Company may need to obtain additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company.


INFLATION

Certain of the Company's expenses, such as those for wages and benefits increase with general inflation. However, the Company does not believe that its results of operations have been, or will be, adversely affected by inflation, provided that it is able to increase its advertising rates periodically.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On January 17, 1995, Cable LP brought a declaratory judgment action against Old PJC, Colony and Dynamic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony and Dynamic were cable television subsidiaries of Old PJC, which became units of Continental in connection with the Merger. This case relates to the Dynamic Partnership, in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claims that Dynamic was obligated to offer to sell to Cable LP Dynamic's general partnership interest before Old PJC entered into the Merger Agreement with Continental. Cable LP further claims that Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP seeks a declaration by the court that the right of first refusal it is asserting applies.

A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995 and the decision of the court is expected shortly. The Company believes that the claims asserted by Cable LP are without merit and intends to defend this matter vigorously in the circuit court and through the appeal process in the event of an unfavorable ruling. Although the Company expects to succeed on the merits, and adverse decision could be material to the operating results of the Company.

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


ITEM 2.       CHANGES IN SECURITIES

On May 8, 1996, the Company declared a dividend of one Class A right for each outstanding share of Class A Common Stock, and one Class B right for each outstanding share of Class B Common Stock (collectively, the "Rights"). For additional information regarding the Rights, see the Company's Current Report on Form 8-K dated May 8, 1996.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.       OTHER INFORMATION

Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required to be filed by Item 601 of Regulation S-K:

              4.1 Form of rights Agreement filed between The Providence Journal Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated May 8, 1996.)

             27.0    Financial Data Schedule.


         (b)      Reports on Form 8-K

                  Not applicable.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1996

THE PROVIDENCE JOURNAL COMPANY



By: /s/ Thomas N. Matlack
    ---------------------
    Thomas N. Matlack
    Vice President-Finance and Chief Financial Officer
     (principal financial officer and chief accounting officer)


By: /s/ John L. Hammond
    ---------------------
    John L. Hammond
    Vice President-General Counsel and Chief Administrative Officer