Form 10-Q/A
period 1996-03-31
PROVIDENCE JOURNAL CO
filed 1996-06-11
CIK 80816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A




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


As of May 31, 1996 there were 38,526 shares of Class A Common Stock and 46,817 shares of Class B Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                                     Condensed Consolidated Balance Sheets
                                 (Dollars in thousands, except per share data)

                                                                                  (unaudited)
                                                                                   March 31,      December 31,
                                                                                     1996            1995
                                                                                  -----------     ------------
                                     ASSETS
Current assets:
     Cash                                                                           $     59        $     87
  Accounts receivable, net of allowance for doubtful accounts of
  $4,198 in 1996 and $4,328 in 1995                                                   48,484          56,321
  Television program rights, net                                                       9,767          16,536
  Inventories, prepaid expenses, deferrals and other current assets                   13,544          12,131
  Notes receivable, current                                                           17,726               -
  Federal and state income taxes receivable                                           30,905          24,146
                                                                                    --------        --------
                   Total current assets                                              120,485         109,221
Investments in affiliated companies                                                   17,164          22,171
Notes receivable                                                                       1,162          19,174
Television program rights, net                                                         3,387           3,817
Property, plant and equipment, net of accumulated depreciation
  of $210,549 in 1996 and $204,880 in 1995                                           177,916         171,649
License costs, goodwill, intangibles and other assets, net                           383,599         381,198
                                                                                    --------        --------
                                                                                    $703,713        $707,230
                                                                                    ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $ 10,926        $ 16,837
    Accrued expenses and other current liabilities                                    49,952          49,504
    Current installments of long-term debt                                               100             100
    Current portion of television program rights payable                              10,138          16,463
                                                                                    --------        --------
                   Total current liabilities                                          71,116          82,904
Long-term debt                                                                       272,700         243,998
Television program rights payable                                                      4,519           5,509
Other liabilities and deferrals                                                      111,367         111,580
                                                                                    --------        --------
                   Total liabilities                                                 459,702         443,991
                                                                                    --------        --------
Commitments and contingencies
Minority interest                                                                         49               -
                                                                                    --------        --------

Stockholders' Equity:
      Class A common stock, par value $1.00 per share, authorized 180,000,000
        shares: issued 38,519 and 38,514 shares in 1996 and 1995, respectively            39              39
      Class B common stock, par value $1.00 per share, authorized 46,825,000
        shares; issued 46,817 in both 1996 and 1995                                       47              47
      Additional paid-in capital                                                          96              71
      Retained earnings                                                              244,617         264,335
      Unrealized loss on securities held for sale, net                                  (837)         (1,253)
                                                                                    --------        --------

                   Total stockholders' equity                                        243,962         263,239
                                                                                    --------        --------
                                                                                    $703,713        $707,230
                                                                                    ========        ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                         Condensed Consolidated Statements of Operations
                          (Dollars in thousands, except per share data)

                                                                             (unaudited)
                                                                            Quarters Ended
                                                                               March 31,
                                                                        -----------------------
                                                                           1996          1995
                                                                        --------        -------

Revenues:
  Broadcasting                                                          $ 43,381        $38,904
  Publishing                                                              30,125         30,300
  Programming and Electronic Media                                         1,608            525
                                                                        --------        -------
                                                                          75,114         69,729
                                                                        --------        -------

Expenses:
  Operating                                                               43,528         40,426
  Selling, general, and administative                                     23,051         19,911
  Newspaper Consolidation Costs and Newspaper Restructuring Costs          1,150            102
  Depreciation and amortization                                            9,845          7,935
  Stock-based compensation                                                11,730          1,498
  Pension expense                                                            214             44
                                                                        --------        -------
    Total expenses                                                        89,518         69,916
                                                                        --------        -------

Operating loss                                                           (14,404)          (187)

Interest expense                                                          (5,084)        (2,747)
Equity in loss of affiliates                                              (1,595)        (1,272)
Other income, net                                                          1,364            616
                                                                        --------        -------

Loss from continuing operations before income tax benefits               (19,719)        (3,590)
Income tax benefits                                                       (4,834)          (784)
                                                                        --------        -------
Loss from continuing operations                                          (14,885)        (2,806)

Discontinued operations, net of tax of $1,843                             (3,578)             -
                                                                        --------        -------
Loss before minority interests                                           (18,463)        (2,806)
Minority interests                                                         1,186           (299)
                                                                        --------        -------
Net loss                                                                $(17,277)       $(3,105)
                                                                        ========        =======

Net loss per common share:
  From continuing operations                                            $(174.43)       $(33.13)
  From discontinued operations                                            (41.93)             -
  Minority interests                                                       13.90          (3.53)
                                                                        --------        -------
Net loss per common share                                               $(202.46)       $(36.66)
                                                                        ========        =======

Weighted average shares outstanding                                       85,334         84,689
                                                                        ========        =======


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES

                              Condensed Consolidated Statements of Cash Flow
                                          (Dollars in thousands)

                                                                                        (Unaudited)
                                                                                      Quarters Ended
                                                                                 March 31,      March 31,
                                                                                   1996            1995
                                                                                 ---------      ---------


Operating activities:
     Cash flows provided by (used in) continuing operations                      $ (6,286)       $  9,281
                                                                                 --------        --------
Investing activities:
   Investments in and advances to affiliated companies                            (12,503)         (2,150)
   Additions to property, plant and equipment                                      (3,008)         (3,578)
   Decrease in investment in discontinued operations through disposal date           --             7,806
                                                                                 --------        --------
     Cash flows provided by (used in) investing activities                        (15,511)          2,078
                                                                                 --------        --------


Financing activities:
   Proceeds from long-term debt                                                    28,702            --
   Payments on long-term debt                                                        --            (7,505)
   Payments on television program rights payable                                   (4,495)         (4,163)
   Dividends paid                                                                  (2,441)         (2,422)
   Issuance of Class A Stock                                                            3            --
                                                                                 --------        --------
     Cash flows provided by (used in) financing activities                         21,769         (14,090)
                                                                                 --------        --------

Decrease in cash                                                                      (28)         (2,731)
Cash at the beginning of the period                                                    87           4,897
                                                                                 --------        --------
Cash at the end of the period                                                    $     59        $  2,166
                                                                                 ========        ========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


NOTE 1--BASIS OF PRESENTATION


The condensed consolidated financial statements present the financial position and results of operations of The Providence Journal Company ("Registrant") and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated and minority interests have been recorded in consolidation. The results of operations for King Holding Corp. ("KHC") have been consolidated in the accompanying condensed consolidated statement of operations since January 1, 1995. The Company is a diversified communications company with operations and investments in several media and electronic communications businesses. The principal areas of the Company's activities are television broadcasting ("Broadcasting"), newspaper publishing ("Publishing") and programming and electronic media ventures ("Programming and Electronic Media", formerly called "Programming and New Media").


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


NOTE 6-- STOCK-BASED COMPENSATION PLANS


In the first quarter of 1996, the Company recorded a charge to continuing operations of $11,397 and a pre-tax charge to discontinued operations of $5,421 to reflect the vested portion of an estimated $20,530 adjustment to stock-based compensation plans. The difference of $3,712 will be charged to operations over the remaining vesting period of the plans, primarily in the second and third quarters of 1996. The adjustment to the stock-based compensation plans was pursuant to which participants in the Company's incentive stock units plan ("IUP"), restricted stock unit plan ("RSU") and certain stock option plans ("Option Plans") would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental Cablevision, Inc. ("Continental") in October, 1995 (the "Merger"). Continental and US West Media Group jointly announced a merger of their operations in February, 1996 (the "US West Merger"). The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996, and will be paid in the case of the Option Plans and RSU in Class A Common Stock, and in the case of the IUP, two-thirds in cash and one-third in Class A Common Stock. Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.


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

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)



NOTE 7 -- NEWSPAPER RESTRUCTURING


In the first quarter of 1996, the Company recorded an additional charge to operations of approximately $1,150 relating to early retirement costs and voluntary separation benefits in connection with an on-going plan of reorganization and restructuring of the Company's Publishing business adopted by the Company in the fourth quarter of 1995 (the "Newspaper Restructuring") at which time a $6,800 charge was recorded. The Newspaper Restructuring is expected to be completed by the second quarter of 1996 and, when fully implemented, result in annual savings of $6,000 and a net full-time equivalent ("FTE") reduction of 110, or approximately 9% of the Publishing work force. Substantially all costs will be paid from the Company's pension plans
(in which plan assets exceed plan obligations).


NOTE 8 -- INCOME TAXES

The Company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.


NOTE 9 -- CONTINGENT LIABILITIES


On January 17, 1995, Cable LP I, Inc. ("Cable LP") brought a declaratory judgment action against Old PJC, Colony Communications, Inc. ("Colony") and Dynamic Cablevision of Florida, Inc., a wholly owned subsidiary of Colony ("Dynamic") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony was a cable television subsidiary of Old PJC, which was transferred to Continental in connection with the Merger. This case relates to a partnership (the "Dynamic Partnership"), in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claimed that (i) Dynamic was obligated to offer to sell to Cable LP Dynamic's general partnership interest to Cable LP before Old PJC entered into the Merger Agreement with Continental and (ii) Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP sought a declaration by the court that the right of first refusal it is asserting applies.



A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violated Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995. See Note 10 -- Subsequent Events.


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

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                (Dollars in thousands, except per share data)

NOTE 10 -- SUBSEQUENT EVENTS

Subsequent to March 31, 1996, the following significant events have occurred:

(a) Litigation

A final judgment in the action discussed in Note 9 was entered in favor of Cable LP on May 21, 1996. Such judgment requires, amoung other matters, the conveyance of the partnership interest in such cable system now held by Continental to Cable LP at a price to be negotiated by Cable LP and Continental.

The company intends to appeal this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a preliminary hearing on the declaratory judgment was held on the Company's motion to stay. At such hearing, the judge refused to grant or deny the Company's motion to stay. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. Should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net book value of the cable assets disposed of in 1995 prusuant to the Merger Agreement. Such a charge could have a material effect upon the company's financial condition. If any payment obligations are ultimately required under the terms of the Merger Agreement, it is currently anticipated that such payments could be up to $40,000 and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility.

(b) Increased Ownership Interest in Television Food Network, G.P.

On May 14, 1996 The Company purchased the equity partnership interests held by Landmark Programming, Inc. ("Landmark") and Scripps Howard Publishing, Inc. ("Scripps"), two of the partners of TVFN, for respective purchase prices of approximately $12,650 and $11,400. Prior to such purchase, Landmark and Scripps each owned a 10.8% and 9.7% general partnership interest, respectively, in TVFN. The agreements with each of Landmark and Scripps contain covenants by such parties not to compete with TVFN and its affiliates for a period of one year following such purchase. The Company's investment in TVFN through May 31, 1996, including these purchases and funding of its share of operating losses, totaled $44,700, which represents an equity interest of approximately 46%. Following these recent purchases, the Company now holds three of the five voting seats on the management committees. As a result of the purchases, TVFN became a controlled subsidiary of the Company and, effective May 14, 1996, was consolidated into the Company's results of operations. The Company is pursuing a proposed transaction to purchase all of the equity partnership interests held by a third partner which would increase its ownership percentage in TVFN to approximately 55% and result in control of four of the five voting seats on the management committee. The Company estimates its additional investment in TVFN for the third partner's equity interest plus funding of the Company's share of operating losses of TVFN will total approximately $22,500 for the remainder of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following unaudited tables present a summary of financial results and other data for the quarters ended March 31, 1996 and 1995 on a consolidated basis and for each of the Company's three segments: Broadcasting, Publishing and Programming and Electronic Media. The information should be read in conjunction with the condensed consolidated financial statements of the Company and respective notes thereto, included elsewhere in this document.


SUMMARY OF FINANCIAL RESULTS - CONSOLIDATED

                                                                         Quarters Ended March 31,
                                                                         ------------------------
                                                                            1996           1995
                                                                          --------        -------
                                                                              (in thousands)
OPERATING DATA:

Revenues:
    Broadcasting                                                          $ 43,381        $38,904
    Publishing                                                              30,125         30,300
    Programming and Electronic Media                                         1,608            525
                                                                          --------        -------
                                                                            75,114         69,729
                                                                          --------        -------

Expenses:
    Operating and administrative expenses:
      Broadcasting                                                          31,073         28,000
      Publishing, excluding newspaper consolidation                         27,381         27,889
           and newspaper restructuring costs
      Programming and Electronic Media                                       4,989            898
      Corporate                                                              3,136          3,550
                                                                          --------        -------
                      Total                                                 66,579         60,337
    Depreciation and amortization                                            9,845          7,935
    Stock-based compensation                                                11,730          1,498
    Pension expense                                                            214             44
    Newspaper Consolidation Costs and Newspaper Restructuring Costs          1,150            102
                                                                          --------        -------
                      Total expenses                                        89,518         69,916
                                                                          --------        -------

Operating loss                                                             (14,404)          (187)
Interest expense                                                            (5,084)        (2,747)
Equity in loss of affiliates (1)                                            (1,595)        (1,272)
Other income, net                                                            1,364            616
                                                                          --------        -------
Loss from continuing operations before income tax benefits                 (19,719)        (3,590)
Income tax benefits                                                         (4,834)          (784)
                                                                          --------        -------
Loss from continuing operations                                           $(14,885)       $(2,806)
                                                                          ========        =======

OTHER DATA:
EBITDA (2):
    Broadcasting                                                          $ 12,308        $10,904
    Publishing                                                               2,744          2,411
                                                                          --------        -------
        EBITDA excluding programming and new media and corporate            15,052         13,315
      Programming and Electronic Media                                      (3,381)          (373)
      Corporate                                                             (3,136)        (3,550)
                                                                          --------        -------
                      Total EBITDA                                        $  8,535        $ 9,392
                                                                          ========        =======

    Broadcast Cash Flow (3)                                               $ 12,364        $11,219
                                                                          ========        =======

 Notes to Table
- ---------------------

(1) Includes equity in loss of Linkatel Pacific, L.P. of $330 and $200 in 1996 and 1995, respectively.


(2) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. Neither EBITDA nor Broadcast Cash Flow (defined below) is intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

(3) Broadcast Cash Flow is defined by the Company as Broadcasting EBITDA plus corporate expense allocations, plus program rights amortization less program rights payments. See also note 2 to this table.


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
                                               =======         =======


 Notes to table
- -----------------------

(1) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. Neither EBITDA nor Broadcast Cash Flow (defined below) is intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

(2) Broadcast Cash Flow is defined by the Company as Broadcasting EBITDA plus corporate expense allocations, plus program rights amortization less program rights payments. See also note 1 to this table.

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


(3)  EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock- based compensation and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flow from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


SUMMARY OF FINANCIAL RESULTS - PROGRAMMING AND ELECTRONIC MEDIA


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

RECENT DEVELOPMENTS

Subsequent to March 31, 1996, the following significant events have occurred:

Litigation
- ----------

As discussed in Notes 9 and 10 to the condensed consolidated financial statements, a declaratory judgment action was brought by Cable LP on January 17, 1995, against Old PJC, among other parties, claiming that a subsidiary of Colony, a wholly owned subsidiary of Old PJC, had breached a right of first refusal entitling Cable LP to purchase a general partnership interest in a cable system Colony had transferred to Continental in connection with the Merger Agreement. A final judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, the conveyance of the partnership interest in such cable system now held by Continental to Cable LP at a price to be negotiated by Cable LP and Continental.

The Company intends to appeal this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a preliminary hearing on the declaratory judgment was held on the Company's motion to stay. At such hearing, the judge refused to grant or deny the Company's motion to stay. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. Should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net book value of the cable assets disposed of in 1995 pursuant to the Merger Agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the Merger Agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility.

Increased Ownership Interest in Television Food Network G.P.
- ------------------------------------------------------------

As discussed in note 10 to the consensed consolidated financial statements, on May 14, 1996, the Company purchased the equity partnership interests held by Landmark Programming, Inc. ("Landmark") and Scripps Howard Publishing, Inc. ("Scripps"), two of the partners of TVFN, for respective purchase prices of approximately $12.6 million and $11.4 million. Prior to such purchase, Landmark and Scripps each owned a 10.8% and 9.7% general partnership interest, respectively, in TVFN. The Company's investment in TVFN through May 31, 1996, including these purchases and funding of its share of operating losses, totaled $44.7 million, which represents an equity interest of approximately 46%. Following these recent purchases, the Company now holds three of the five voting seats on the management committees. As a result of the purchases, TVFN became a controlled subsidiary of the Company and, effective May 14, 1996, was consolidated into the Company's results of operations. The Company is pursuing a proposed transaction to purchase purchase all of the equity partnership interests held by a third partner which would increase its ownership percentage in TVFN to approximately 55% and result in control of four of the five voting seats on the management committee. The Company estimates its additional investment in TVFN for the third partner's equity interest plus funding of the Company's share of operating losses of TVFN will total approximately $22.5 million for the remainder of 1996.


Increased Ownership Interest in America's Health Network
- --------------------------------------------------------

On May 9, 1996, the Company increased its investment in AHN to $35.3 million which represents an equity interest of approximately 65%. The Company does not anticipate any additional funding of its share of operating losses for the remainder of 1996 but is committed to investing an additional $19.5 million by the first quarter of 1997 upon the achievement of certain operating milestones, including entering into carriage agreements and meeting certain revenue and ratings objectives.

Execution of a Local Marketing Agreement -- KONG(TV) in Seattle, Washington
- ---------------------------------------------------------------------------

In May 1996, the Company entered into a 10-year local marketing agreement ("LMA") with KONG(TV), ("KONG"), which holds a permit to construct a television station in the Seattle, Washington market, and has an option to purchase the station at an agreed upon exercise price. The option is exercisable by either the Company or KONG after such time as the Federal Communications Commission ("FCC") permits ownership of two television stations in a single market.

The present duopoly rules prohibit attributable interests in two television stations in the same designated market area. Although the FCC is currently reviewing ownership rules, there can be no assurance that the FCC will change or repeal the duopoly rules. Under the agreement, the Company will spend approximately $2.0 million for equipment in the first year and, once operational, will provide annual programming and marketing services to the LMA station pursuant to which the Company will receive all advertising revenues. If the option to purchase the station is not exercised, the Company is required to make annual payments to KONG of approximately $0.4 million in years one through five and $0.7 million in years six through ten of the contract term.


RESULTS OF OPERATIONS-QUARTERS ENDED MARCH 31, 1996 TO MARCH 31, 1995

Consolidated

Consolidated revenues for the first quarter of 1996 were $75.1 million, an increase of 7.7%, compared to $69.7 million for the first quarter of 1995. Broadcasting revenues contributed significantly to the increase in consolidated revenues with an increase of 11.6% in the 1996 period to $43.4 million from $38.9 million in the 1995 period due to increased advertising rates as a result of improved ratings, local market growth, and, for the Portland station, increased political advertising revenue. Publishing contributed substantially the same revenue in the first quarter of 1996 as in the prior year with $30.1 million for the 1996 period and $30.3 million in the 1995 period. The operations in the Programming and Electronic Media segment are in the early development phase and contributed $1.6 million in revenue in the 1996 period compared to $0.5 million in the 1995 period.

Consolidated operating and administrative expenses increased 10.4% to $66.6 million in the first quarter of 1996 from $60.3 million in the first quarter of 1995. This increase was due primarily to the consolidation of AHN in 1996, described below, which contributed $2.6 million of the $4.1 million increase in Programming and Electronic Media operating expenses to $5.0 million in the 1996 period from $0.9 million in the 1995 period. Broadcasting operating and administrative expenses increased 11.1% to $31.1 million in the 1996 period from $28.0 million in the 1995 period due primarily to the incremental costs of a start-up news operation in Honolulu. Publishing operating and administrative expenses decreased 1.8% in the 1996 period to $27.4 million from $27.9 million in the 1995 period, as savings totaling $1.5 million generated by net payroll decreases from the Newspaper Consolidation, the discontinuance of a local shopper, and the elimination of a Sunday magazine more than offset an increase of $1.0 million in newsprint costs. Corporate operating and administrative expenses declined 13.9% to $3.1 million from $3.6 million due to savings from corporate restructurings associated with the cable operations disposed of in the fourth quarter of 1995.



In the first quarter of 1996, the Company recorded an $11.4 million charge (of which $10.1 million related to the IUP plan) to continuing operations and a $5.4 million (pre-tax) charge to discontinued operations to reflect the vested portion of an estimated $20.5 million adjustment to stock-based compensation plans. The difference of $3.7 million will be charged to operations over the remaining vesting period of the plans, primarily in the second and third quarters of 1996. The adjustment to the stock-based compensation plans was pursuant to which participants in the Company's IUP, restricted stock unit plan and certain stock option plans would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental in October, 1995. Continental and US West Media Group jointly announced a merger of their operations in February, 1996 (the "US West Merger"). The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996 and will be paid, in the case of the Option Plans and RSU in Class A Common Stock, and in the case of the IUP, two-thirds in cash and one-third Class A common stock. Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.


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
                                                =====              =====            =====


Consolidated depreciation and amortization expense for the 1996 period increased $1.9 million to $9.8 million from $7.9 million in 1995 primarily due to the additional amortization expense in 1996 of $1.9 million attributable to the step-up in carrying value of the intangible assets acquired in the acquisition in October 1995 of the Company's joint venture partner's interest in KHC (the "Kelso Buyout").


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


EBITDA, a common performance indicator used in the industry, is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs, Newspaper Restructuring Costs, depreciation, amortization, stock-based compensation, and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Consolidated EBITDA, excluding Programming and Electronic Media and corporate expenses, increased 13.5% to $15.1 million in the first quarter of 1996 from $13.3 million in the first quarter of 1995. Broadcasting experienced 12.8% EBITDA growth in the first quarter of 1996 to $12.3 million from $10.9 million in the 1995 period. Publishing EBITDA increased $0.3 million, or 12.5%, in the 1996 period to $2.7 million from $2.4 million in the 1995 period. Primarily because of the consolidation of the start-up venture AHN in 1996, the Programming and Electronic Media segment EBITDA was a loss of $3.4 million in the first quarter of 1996 compared to a loss of $0.4 million in the first quarter of 1995.


Broadcasting


Broadcasting in the first quarter of 1996 consisted of nine owned and operated stations and two stations operated under local marketing agreements ("LMA") in which the Company provides marketing and programming services. These eleven stations serve markets in Seattle, WA; Portland, OR; Charlotte, NC; Albuquerque, NM; Louisville, KY; Honolulu, HI; Spokane, WA; Tucson, AZ; Boise, ID.

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


Operating and administrative expenses increased 11.1% to $31.1 million in the first quarter of 1996 from $28.0 million in the first quarter of 1995, a change of $3.1 million. This increase primarily reflects the incremental costs of a start-up news operation and promotion expenses in Honolulu (required by KHNL's affiliation switch from Fox to NBC on January 1, 1996). Depreciation and amortization expense increased $1.8 million to $6.7 million in the 1996 period from $4.9 million in the 1995 period, reflecting the increased amortization associated with the step-up in carrying value of intangible assets acquired in the Kelso Buyout.



The increased amortization expense in the 1996 period offset the revenue increases during the 1996 period and consequently, operating income declined to $5.6 million in the 1996 period from $6.0 million in the 1995 period. However, EBITDA for Broadcasting increased 12.8% to $12.3 million in the 1996 period from $10.9 million in the 1995 period. KING-TV in Seattle, KGW (TV) in Portland, and WHAS-TV in Louisville contributed approximately 42%, 19% and 11%, respectively, of the first quarter 1996 EBITDA of the Company's stations. No other station represents more than 10% of the segment's 1996 EBITDA. EBITDA margin for the 1996 period and the 1995 period was 28% of Broadcasting net revenues. Broadcast Cash Flow, which represents Broadcasting EBITDA adjusted to add back corporate expense allocations plus program rights amortization less program rights payments, grew 10.7% to $12.4 million in the 1996 period from $11.2 million in the 1995 period. Broadcast Cash Flow is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


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

Due primarily to the $1.1 million additional restructuring charge, operating loss for the 1996 period was $1.1 million compared to $0.4 million in the 1995 period.

As a result of cost savings, however, EBITDA increased 12.5% to $2.7 million in the first quarter of 1996 from $2.4 million in the first quarter of 1995.

Programming and Electronic Media

In December, 1995 the Company launched the NorthWest Cable News ("NWCN") channel, which provides 24-hour news service to cable television viewers in Washington, Oregon, and Idaho, and in the second quarter of 1995 launched Rhode Island Horizons, its electronic on-line information service. Beginning in May, 1995, the Company made new investments in America's Health Network, a 24-hour health cable programming channel that launched on March 25, 1996. In July, 1995, the Company invested in Peapod, an existing interactive grocery delivery service. Through the first quarter of 1996, the Company continues to fund its share of the operations of its investment in Television Food Network and America's Health Network. In 1995, the Company grouped these investments together in a new segment called "Programming and Electronic Media." Effective January 1, 1996, the Company consolidated its investment in AHN, which it previously had accounted for under the equity method of accounting, reflecting management's decision to expand its holdings in this entity. In addition to AHN, the Company currently wholly owns and operates NWCN and Rhode Island Horizons and has significant equity investment positions in the other entities. Subsequent to March 31, the Company completed the purchase of two equity partnership interests held by two partners of TVFN and increased its investments in AHN, See "--Recent Developments" discussed previously herein. Investments in Programming and Electronic Media operating businesses include (dollars in thousands):


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



The operations in the Programming and Electronic Media segment are in the early development phase and contributed

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

                                                                                     Quarter
                                                                                      Ended,
                                                                                    March 31,
                                                                                       1996
                                                                                    ---------

EBITDA:
     Broadcasting                                                                      $12.3
     Publishing (excluding Newspaper Consolidation and Newspaper
         Restructuring costs)                                                            2.7
     Programming and Electronic Media                                                   (3.4)
     Corporate                                                                          (3.1)
                                                                                       -----
         Total                                                                           8.5

     Program rights amortization                                                         4.4
     Interest paid                                                                      (4.7)
     Income tax refunds received, net of payments made                                   4.1
     Other working capital items, primarily accounts payable                            (6.3)
                                                                                       -----
          Cash flow from operations before one-time cash payouts                         6.0

One-time cash payouts
     IRS and state tax settlement(1)                                                    (3.5)
     Payment of working capital and other cable-related disposal adjustments (2)        (8.8)
                                                                                       -----
          Cash flow from operations                                                    $(6.3)
                                                                                       =====


Note to table
- -------------

(1) Relates to amounts paid in connection with final settlements reached with Internal Revenue Service and applicable states relating to examinations of the Company's income tax returns for the years 1984 through 1989.

(2) Includes working capital and other basis adjustments in disposal of cable operations of $4.3 million and approximately $4.5 million in cash paid for severance costs associated with the cable operations disposed of.

Investments

During the first quarter of 1996, the Company made significant investments in Programming and Electronic Media, including investments in the cable networks AHN and TVFN of $7.5 million and $5.0 million, respectively, during the first quarter of 1996. See also "-Recent Developments" discussed earlier.


Dividends


The cash dividend per share of $28.60 per share declared in the first quarter of 1996 is consistent with that of the first quarter of 1995. It is anticipated that total dividends for 1996 will be equivalent to those paid in 1995. On May 8, 1996 the Board of Directors of the Company declared a dividend of $86.80 per share, payable June 14, 1996. No additional dividends are contemplated for 1996 or the foreseeable future.


Financing


As discussed in Note 4 of the condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company's total debt outstanding at March 31, 1996 was $273.0 million. The increases in debt during the quarter ended March 31, 1996 were to fund the above described investing activities and the one-time cash payments in connection with the discontinued operations adjustments and tax settlements discussed above. The amount of credit available under its revolving credit facility at March 31, 1996 was $112.0 million. The Company's debt to equity ratio at March 31, 1996 was 1.12 to 1.00.



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

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS


On January 17, 1995, Cable LP brought a declaratory judgment action against Old PJC, Colony and Dynamic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony was a cable television subsidiary of Old PJC, which was transferred to Continental in connection with the Merger. This case relates to the Dynamic Partnership, in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claimed that (i) Dynamic was obligated to offer to sell to Cable LP Dynamic's general partnership interest to Cable LP before Old PJC entered into the Merger Agreement with Continental and (ii) Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP sought a declaration by the court that the right of first refusal it is asserting applies.

A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995. A final judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, the conveyance of the interest in such cable system now held by Continental to Cable LP at a price to be negotiated by Cable LP and Continental. The Company intends to appeal this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On
June 10, 1996, a preliminary hearing on the declaratory judgment was held on the Company's motion to stay. At such hearing, the judge refused to grant or deny the Company's motion to stay.

In the event that, as a result of such litigation, Dynamic is ultimately required to sell its interest in the Dynamic partnership to Cable LP, the Merger Agreement provides that the Company will pay to Contintental simultaneously with the closing of such sale an amount equal to the sum of (i) the amount (if any) by which the consideration received by Dynamic for the sale of such interest is less than $115 million plus (ii) the taxes which would have been payable assuming the purchase price for such interest equaled $115 million. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. Should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net book value of the cable assets disposed of in 1995 pursuant to the Merger Agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the Merger Agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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


             27.0    Financial Data Schedule (previously filed).



         (b)      Reports on Form 8-K

                  Not applicable.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 11, 1996


THE PROVIDENCE JOURNAL COMPANY



By: /s/ Thomas N. Matlack
    ---------------------
    Thomas N. Matlack
    Vice President-Finance and Chief Financial Officer
     (principal financial officer and chief accounting officer)


By: /s/ John L. Hammond
    ---------------------
    John L. Hammond
    Vice President-General Counsel and Chief Administrative Officer