Form 10-Q
period 1996-06-30
PROVIDENCE JOURNAL CO
filed 1996-08-14
CIK 80816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                  JUNE 30, 1996

( )     Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period from ________ to _________.


                         Commission File Number 0-26928
                                                -------


                         THE PROVIDENCE JOURNAL COMPANY
             (Exact name of registrant as specified in its charter)


DELAWARE                                                          05-0481966
- -------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


75 Fountain Street, Providence, RI                                02902-9985
- ---------------------------------------                           -----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (401) 277-7000



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

As of August 1, 1996 there were 25,998,450 shares of Class A Common Stock and 21,067,650 shares of Class B Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                          (Dollars in thousands, except per share data)

                                                                             (unaudited)
                                                                               June 30,  December 31,
                                                                                 1996        1995
                                                                              ---------  -----------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 20,448     $     87
   Short-term investments                                                        3,770           --
   Accounts receivable, net of allowance for doubtful accounts of
    $4,525 in 1996 and $4,328 in 1995                                           58,873       56,321
   Television program rights, net                                                8,996       16,536
   Inventories                                                                     883        1,283
   Deferred income taxes                                                         7,112        7,112
   Prepaids                                                                      6,116        1,296
   Other current assets                                                          4,056        2,440
   Notes receivable                                                             17,726           --
   Federal and state income taxes receivable                                    26,451       24,146
                                                                              --------     --------
               Total current assets                                            154,431      109,221
Investments in affiliated companies                                             10,077       22,171
Notes receivable                                                                 1,089       19,174
Television program rights, net                                                   4,676        3,817
Property, plant and equipment, net of accumulated depreciation
   of $219,141 in 1996 and $204,880 in 1995                                    182,024      171,649
License costs, goodwill, and other intangible assets net of
  accumulated amortization of $75,822 in 1996 and $67,025 in 1995              376,252      354,411
Other assets                                                                    33,966       26,787
                                                                              --------     --------
                                                                              $762,515     $707,230
                                                                              ========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 16,453     $ 16,837
   Accrued expenses and other current liabilities                               48,333       49,504
   Current installments of long-term debt                                          100          100
   Current portion of television program rights payable                          6,648       16,463
                                                                              --------     --------
               Total current liabilities                                        71,534       82,904
Long-term debt                                                                 211,700      243,998
Television program rights payable                                                4,006        5,509
Other liabilities and deferrals                                                117,182      111,580
                                                                              --------     --------
               Total liabilities                                               404,422      443,991
                                                                              --------     --------
Commitments and contingencies
Minority interest                                                               15,768           --
                                                                              --------     --------
Stockholders' Equity:
     Class A common stock, par value $1.00 per share, authorized
      150,000,000 shares; issued 24,929,700 in 1996; 17,331,300 in 1995         24,930       17,331
     Class B common stock, par value $1.00 per share, authorized
     46,825,000 shares; issued 21,067,650 in both 1996 and 1995                 21,068       21,068
     Additional paid-in capital                                                 97,107           65
     Retained earnings                                                         198,454      226,028
     Unrealized gain (loss) on securities held for sale, net                       766       (1,253)
                                                                              --------     --------
               Total stockholders' equity                                      342,325      263,239
                                                                              --------     --------
                                                                              $762,515     $707,230
                                                                              ========     ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                            Condensed Consolidated Statements of Operations
                             (Dollars in thousands, except per share data)

                                                          (unaudited)                    (unaudited)
                                                         Quarter Ended                 Six Months Ended
                                                         -------------                 ----------------
                                                           June 30,                        June 30,
                                                           --------                        --------
                                                    1996            1995             1996             1995
                                                -----------      -----------      -----------      -----------
Revenues:
   Broadcasting                                 $    54,786      $    47,167      $    98,167      $    86,071
   Publishing                                        33,312           32,373           63,437           62,673
   Programming and Electronic Media                   3,237              894            4,845            1,419
                                                -----------      -----------      -----------      -----------
                                                     91,335           80,434          166,449          150,163
                                                -----------      -----------      -----------      -----------
Expenses:
   Operating                                         50,980           41,269           94,508           81,695
   Selling, general, and administative               24,442           19,602           47,493           39,513
   Newspaper Consolidation Costs and
     Newspaper Restructuring Costs                    1,334            2,197            2,484            2,299
   Depreciation and amortization                     11,046            8,051           20,891           15,986
   Stock-based compensation                           1,606              499           13,336            1,997
   Pension expense                                      214              347              428              391
                                                -----------      -----------      -----------      -----------
     Total expenses                                  89,622           71,965          179,140          141,881
                                                -----------      -----------      -----------      -----------

Operating income (loss)                               1,713            8,469          (12,691)           8,282

Interest expense                                     (5,936)          (2,566)         (11,020)          (5,313)
Equity in loss of affiliates                         (1,078)          (1,753)          (2,673)          (3,025)
Other income, net                                     1,371              666            2,735            1,282
                                                -----------      -----------      -----------      -----------

Income (loss) from continuing operations
   before income taxes                               (3,930)           4,816          (23,649)           1,226
Income tax expense (benefit)                           (543)           2,894           (5,377)           2,110
                                                -----------      -----------      -----------      -----------
Income (loss) from continuing operations             (3,387)           1,922          (18,272)            (884)

Discontinued operations, net of tax of $1,843            --               --           (3,578)              --
                                                -----------      -----------      -----------      -----------

Income (loss) before minority interests              (3,387)           1,922          (21,850)            (884)

Minority interests                                    2,857           (1,662)           4,043           (1,961)
                                                -----------      -----------      -----------      -----------
Net income (loss)                               $      (530)     $       260       $  (17,807)     $    (2,845)
                                                ===========      ===========      ===========      ===========

Net loss per common share:
   From continuing operations                   $     (0.09)     $      0.05      $     (0.47)     $     (0.02)
   From discontinued operations                          --               --            (0.09)              --
   Minority interests                                  0.08            (0.04)            0.10            (0.05)
                                                -----------      -----------      -----------      -----------
Net loss per common share                       $     (0.01)     $      0.01      $     (0.46)     $     (0.07)
                                                ===========      ===========      ===========      ===========

Weighted average shares outstanding              38,821,172       38,110,050       38,610,662       38,110,050
                                                ===========      ===========      ===========      ===========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                            Condensed Consolidated Statements of Cash Flow
                                       (Dollars in thousands)

                                                                  (Unaudited)              (Unaudited)
                                                                 Quarter Ended           Six Months Ended
                                                                 -------------           ----------------
                                                                    June 30,                  June 30,
                                                                    --------                  --------
                                                               1996         1995          1996         1995
                                                            ---------     --------     ---------     --------

Operating activities:
  Cash flows  provided by
    (used in) continuing operations                         $   4,070     $  8,635     $  (2,216)    $ 17,916
                                                            ---------     --------     ---------     --------
Investing activities:
  Investments in affiliates                                   (25,198)      (6,878)      (30,201)      (9,028)
  Additions to property, plant and equipment                   (4,414)      (2,301)      (14,922)      (5,879)
  Collections on notes receivable                                --          1,435          --          1,435
  Increase in investment in discontinued
    operations through disposal date                             --        (41,452)         --        (33,646)
                                                            ---------     --------     ---------     --------
       Cash flows provided by
         (used in) investing activities                       (29,612)     (49,196)      (45,123)     (47,118)
                                                            ---------     --------     ---------     --------

Financing activities:
  Proceeds from long-term debt                                 60,063       53,500        88,765       53,500
  Payments on long-term debt                                 (121,063)      (7,875)     (121,063)     (15,380)
  Payments on television program rights payable                (4,052)      (3,940)       (8,547)      (8,103)
  Dividends paid                                               (7,322)      (2,422)       (9,763)      (4,844)
  Cash received from minority partners                         12,000         --          12,000         --
  Issuance of Class A common stock                            106,305         --         106,308         --
                                                            ---------     --------     ---------     --------
      Cash flows provided by
        (used in) financing activities                         45,931       39,263        67,700       25,173
                                                            ---------     --------     ---------     --------

Increase (decrease) in cash and cash equivalents               20,389       (1,298)       20,361       (4,029)

Cash and cash equivalents at the beginning of the period           59        2,166            87        4,897
                                                            ---------     --------     ---------     --------

Cash and cash equivalents at the end of the period          $  20,448     $    868     $  20,448     $    868
                                                            =========     ========     =========     ========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements present the financial position and results of operations of The Providence Journal Company ("Registrant") and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated and minority interests have been recorded in consolidation. The results of operations for King Holding Corp. ("KHC"), America's Health Network ("AHN") and Television Food Network ("TVFN") have been consolidated in the accompanying condensed consolidated statements of operations since January 1, 1995; January 1, 1996; and May 1, 1996, respectively. The Company is a diversified communications company with operations and investments in several media and electronic communications businesses. The principal areas of the Company's activities are television broadcasting ("Broadcasting"), newspaper publishing ("Publishing") and programming and electronic media ventures ("Programming and Electronic Media", formerly called "Programming and New Media").

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

Certain amounts in 1995 have been reclassified to conform to 1996 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.


NOTE 2 -- STOCK SPLIT AND PUBLIC OFFERING

On June 18, 1996, the Board of Director's declared a 450 for 1 stock split of its issued and outstanding common stock as of that date. Such stock split has been reflected throughout these financial statements and this document.

On June 25, 1996, the Company completed an initial public offering and direct placement (the "Offerings") of its Class A common stock. The number of Class A shares sold in the underwritten offering was 7,125,000 and the number of Class A shares sold to eligible employees in the direct placement program was 450,000. Net proceeds from the Offerings, net of underwriter's commission, totaled $106,277. Estimated expenses associated with the Offerings as of June 30, 1996 are $1,900. The net proceeds from the Offerings were used to repay a portion of the Company's outstanding debt.

Subsequently, on July 10, 1996, the Company issued an additional 1,068,750 Class A shares of common stock and raised an additional $14,995 net of underwrittten commission, pursuant to the exercise of an overallotment option granted to the underwriters by the Company.

NOTE 3 -- CASH EQUIVALENTS

Cash equivalents are those short-term highly liquid investments generally with original maturities of 90 days or less. At June 30, 1996, cash equivalents consisted primarily of commercial paper and totaled $19,414. There were no cash equivalents at December 31, 1995.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)




NOTE 4 -- CONSOLIDATION OF AHN AND TVFN

During the quarter and six months ended June 30, 1996, the Company invested $17,500 and $25,000, respectively in AHN, a 24-hour basic cable television programming service devoted exclusively to health related issues and products. The Company's total investment through June 30, 1996 is $35,250 and its interest in AHN is approximately 65%. Effective January 1, 1996, the results of AHN's operations have been consolidated with the Company. Prior to January 1, 1996, the Company accounted for this investment under the equity method of accounting.

In May, 1996, the Company purchased the equity partnership interests held by Landmark Programming, Inc. ("Landmark") and Scripps Howard Publishing, Inc. ("Scripps"), two of the partners of TVFN, for respective purchase prices of approximately $12,650 and $11,400. Prior to such purchase, Landmark and Scripps each owned a 10.8% and 9.7% general partnership interest, respectively, in TVFN. The Company's investment in TVFN through June 30, 1996, including these purchases and funding of its share of operating losses, totaled $44,700 which represents an equity interest of approximately 46%. Following these recent purchases, the Company now holds three of the five voting seats on the management committee. As a result of the purchases, TVFN became a controlled subsidiary of the Company and was consolidated into the Company's results of operations effective May 1, 1996. The Company is pursuing a proposed transaction to purchase all of the equity partnership interests held by a third partner which would increase its ownership percentage in TVFN to approximately 55% and result in control of four of the five voting seats on the management committee. The Company estimates its additional investment in TVFN for the third partner's equity interest plus funding of the Company's share of operating losses of TVFN will total approximately $22,500 for the remainder of 1996.


The following table presents unaudited pro forma summary results of operations as if AHN and TVFN had been consolidated in operations since January 1, 1995, and accordingly, includes adjustments for additional amortization and interest expense and related income tax benefits. It does not purport to be indicative of what would have actually occurred had the consolidation occurred on January 1, 1995 nor is it indicative of results which may occur in the future:

                                               Pro forma (Unaudited)
                                   ---------------------------------------------
                                      Quarters Ended         Six Months Ended
                                      --------------         ----------------
                                         June 30,                June 30,
                                         --------                --------
                                     1996        1995        1996        1995
                                   -------     -------     --------    --------

Revenues                            92,466      82,155      170,606     153,091
Loss from continuing operations     (4,250)     (1,513)     (20,830)     (8,032)
Discontinued operations                  -           -       (3,578)          -
Minority interests                   3,247        (121)       5,466       1,043
                                   -------     -------     --------    --------
Net loss                            (1,003)     (1,634)     (19,942)     (6,989)
                                   =======     =======     ========    ========

Net loss per common share          $ (0.03)    $ (0.04)    $  (0.52)   $  (0.18)
                                   =======     =======     ========    ========


NOTE 5-- NOTES RECEIVABLE

In September 1990, the Company advanced the Lowell Sun Publishing Company and Lowell Sun Realty Company (collectively, the "Lowell Sun Companies") $25,650 and agreed to provide a $6,500 revolving credit facility. The loan and revolving credit facility which were originally due in March 1996 are subject to a forbearance agreement until January 2, 1997. Amounts bear interest at a floating rate of prime plus 1.25%. The advance is collateralized by all assets of the Lowell Sun Companies and a pledge of a majority of Lowell Sun Companies' stock. The principal balance due from the Lowell Sun Companies totaled $23,575 at both June 30, 1996 and December 31, 1995.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)



NOTE 6 -- LONG-TERM DEBT


At June 30, 1996 and December 31, 1995, long-term debt consists of the following:


                                                                          June 30,  December 31,
                                                                            1996        1995
                                                                          --------  ------------

Revolving credit and term loan facility at rates of interest averaging
      7.72% in 1996 and 7.52% in 1995, respectively                       $202,000    $234,298
Industrial revenue bonds ("IRB") payable at various rates of interest
     averaging 3.5% payable through December 2022                            9,800       9,800
                                                                          --------    --------

     Total long-term debt                                                 $211,800    $244,098
Less current installments                                                      100         100
                                                                          --------    --------
     Long-term debt, excluding current installments                       $211,700    $243,998
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

In connection with the Credit Agreement, the Company maintains an interest rate swap arrangement in the notional amounts of $200,000 in 1996, $175,000 in 1997 and $150,000 in 1998 and 1999. The Company recorded additional interest expense associated with the swap during the quarter and six months ended June 30, 1996 of $643 and $1,160, respectively and $230 and $340 for the corresponding 1995 periods. The fair value of interest rate swaps is the amount at which they could be settled, based upon estimates obtained from dealers. At June 30, 1996, the Company would be required to pay $1,707 to settle outstanding interest rate swaps.


NOTE 7 -- NET INCOME (LOSS) PER SHARE AND DIVIDENDS PER COMMON SHARE

Net income (loss) per share is based on the weighted average number of shares of Class A and Class B common stock outstanding during the period. Restricted stock units and stock options are both considered common stock equivalents. Common stock equivalents were anti-dilutive for all periods in which the common stock equivalents were outstanding except for the second quarter of 1995, however inclusion of such common stock equivalents for that period would not

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


have materially changed the earnings per share and consequently only basic earnings per share is presented.

Cash dividends of $0.0636 per share were declared and paid in the first quarter of 1996. A special dividend of $0.1907 per share was declared and paid in the quarter ended June 30, 1996. Dividends of $0.0636 per share were declared and paid in each of the first and second quarter of 1995.


NOTE 8-- STOCK-BASED COMPENSATION PLANS

In the first quarter of 1996, the Company recorded a charge to continuing operations of $11,397 and a pre-tax charge to discontinued operations of $5,421 to reflect the vested amount of an estimated $20,530 adjustment to the stock-based compensation plans. Of the $3,712 which was unvested at March 31, 1996, $1,273 became vested and was charged to operations in the second quarter of 1996. Of the remaining $2,439 unvested portion at June 30, 1996, $1,273 will be charged to the third quarter of 1996 and the remainder will be charged evenly to operations over the remaining vesting period of the plans, through the third quarter of 1998. The $20,530 adjustment to the stock-based compensation plans was pursuant to provisions in the Company's incentive stock units plan ("IUP"), restricted stock unit plan ("RSU") and certain stock option plans ("Option Plans") for which participants in such plans would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental Cablevision, Inc. ("Continental") in October, 1995 (the "Merger"). Continental and US West Media Group jointly announced a merger of their operations in February, 1996 (the "US West Merger"). The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996, and will be paid, in the case of the Option Plans and RSU in Class A Common Stock, and in the case of the IUP, approximately two-thirds in cash and one-third in Class A Common Stock. Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.

As described in Note 13 to the Consolidated Financial Statements in the Company's 1995 Annual Report, the Company has various stock-based compensation plans. On May 8, 1996, the stockholders of the Company approved amendments to the Options Plans which, among other things, increased the number of shares reserved under the 1994 Providence Journal Employee Stock Option Plan (the
"Employee Plan") from 1,687,500 to 3,600,000 and similarly increased the number of shares reserved under the 1994 Providence Journal Non-Employee Director Stock
Option Plan (the "Director Plan") from 180,000 to 238,500. The number of Class A common shares reserved for the stock-based compensation plans equal 4,569,300 consisting of 730,800 for the RSU plan and 3,838,500 for the Option Plans. The following table sets forth information relative to these stock-based compensation plans:

                                                        Option Plans
                                                        ------------
                                              1994         1995            1996     Restricted
                                              ----         ----            ----     ----------
                                             Options     Options         Options   Stock Units*
                                             -------     -------         -------   ------------

Options outstanding at December 31, 1995     280,350      376,200              --    567,450
Options canceled                              (2,250)          --              --         --
Options exercised                            (23,400)          --              --         --
Options granted June 25, 1996                     --           --         988,650         --
                                            --------     --------        --------    -------
Options outstanding at June 30, 1996         254,700      376,200         988,650    567,450
                                            ========     ========        ========    =======
Options exercisable at June 30, 1996          58,275           --              --         --
                                            ========     ========        ========    =======
Option exercise price                       $   1.47     $  11.27        $  15.00         --
                                            ========     ========        ========    =======

* Represents gross units. The actual amount of shares to be paid out at the end of the vesting period will be net of payroll tax withholdings.


The options granted on June 25, 1996 vest 20% per year on the anniversary date of the grant and have a term of ten years.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)



NOTE 9 -- NEWSPAPER RESTRUCTURING

In the first and second quarter of 1996, the Company recorded additional charges to operations of approximately $1,150 and $1,334, respectively, relating to early retirement costs and voluntary separation benefits in connection with the plan of reorganization and restructuring of the Company's Publishing business adopted by the Company in the fourth quarter of 1995 (the "Newspaper Restructuring") at which time a $6,800 charge was recorded.


NOTE 10 -- INCOME TAXES

The Company's effective tax rate for continuing operations differs from the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.


NOTE 11 -- CONTINGENT LIABILITIES

On January 17, 1995, Cable LP I, Inc. ("Cable LP") brought a declaratory judgment action against Old PJC (the predecessor of the Company), Colony Communications, Inc. ("Colony") and Dynamic Cablevision of Florida, Inc., a wholly owned subsidiary of Colony ("Dynamic") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony was a cable television subsidiary of Old PJC, which was transferred to Continental in connection with the Merger. This case relates to a partnership (the "Dynamic Partnership"), in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claimed that (i) Dynamic was obligated to offer to sell Dynamic's general partnership interest to Cable LP before Old PJC entered into the merger agreement with Continental and (ii) Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP sought a declaration by the court that the right of first refusal it is asserting applies.

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

A final declaratory judgment in the action was entered in favor of Cable LP on May 21, 1996. Such judgment requires, among other matters, Dynamic and Colony to negotiate with Cable LP on a price to transfer Dynamic's interest in the general partnership to Cable LP.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


The Company has appealed this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a hearing was held on the Company's motion to stay. At such hearing, the judge declined to grant or deny the Company's motion to stay at this time. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. In accordance with applicable accounting principles, should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net proceeds received from the disposal of the cable assets in 1995 pursuant to the merger agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the merger agreement, it is currently anticipated that such payments could be up to $40,000 and could have a material effect upon the Company's liquidity position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following unaudited tables present a summary of financial results and other data for the quarters and six months ended June 30, 1996 and 1995 on a consolidated basis and for each of the Company's three segments: Broadcasting, Publishing and Programming and Electronic Media. The information should be read in conjunction with the condensed consolidated financial statements of the Company and respective notes thereto, included elsewhere in this document.

SUMMARY OF FINANCIAL RESULTS - CONSOLIDATED
                                                        Quarters Ended June 30,      Six Months Ended June 30,
                                                       ------------------------      -------------------------
                                                         1996            1995          1996            1995
                                                       --------        --------      ---------       ---------
OPERATING DATA:                                                        (dollars in thousands)

Revenues:
   Broadcasting                                        $ 54,786        $47,167        $ 98,167       $ 86,071
   Publishing                                            33,312         32,373          63,437         62,673
   Programming and Electronic Media                       3,237            894           4,845          1,419
                                                       --------        -------        --------       --------
                                                         91,335         80,434         166,449        150,163
                                                       --------        -------        --------       --------
Expenses:
   Operating and administrative expenses:
     Broadcasting                                        30,812         28,559          61,885         56,559
     Publishing, excluding Newspaper Consolidation
       and Newspaper Restructuring Costs                 26,898         28,332          54,279         56,221
     Programming and Electronic Media                    14,641            996          19,630          1,894
     Corporate                                            3,071          2,984           6,207          6,534
                                                       --------        -------        --------       --------
             Total                                       75,422         60,871         142,001        121,208
   Depreciation and amortization                         11,046          8,051          20,891         15,986
   Stock-based compensation                               1,606            499          13,336          1,997
   Pension expense                                          214            347             428            391
   Newspaper Consolidation Costs
     and Newspaper Restructuring Costs                    1,334          2,197           2,484          2,299
                                                       --------        -------        --------       --------
             Total expenses                              89,622         71,965         179,140        141,881
                                                       --------        -------        --------       --------
Operating income (loss)                                   1,713          8,469         (12,691)         8,282

   Interest expense                                      (5,936)        (2,566)        (11,020)        (5,313)
   Equity in loss of affiliates (1)                      (1,078)        (1,753)         (2,673)        (3,025)
   Other income, net                                      1,371            666           2,735          1,282
                                                       --------        -------        --------       --------
Income (loss) from continuing operations
    before income taxes                                  (3,930)         4,816         (23,649)         1,226
   Income tax expense (benefit)                            (543)         2,894          (5,377)         2,110
                                                       --------        -------        --------       --------
Income (loss) from continuing operations                 (3,387)         1,922         (18,272)          (884)
   Discontinued operations, net of tax of $1,843             --             --          (3,578)            --
                                                       --------        -------        --------       --------
Income (loss) before minority interests                  (3,387)         1,922         (21,850)          (884)
   Minority interests                                     2,857         (1,662)          4,043         (1,961)

                                                       --------        -------        --------       --------
Net income (loss)                                      $   (530)       $   260        $(17,807)      $ (2,845)
                                                       ========        =======        ========       ========
OTHER DATA:
EBITDA (2):
   Broadcasting                                        $ 23,974        $18,608        $ 36,282       $ 29,512
   Publishing                                             6,414          4,041           9,158          6,452
                                                       --------        -------        --------       --------
     Core EBITDA                                         30,388         22,649          45,440         35,964
   Programming and Electronic Media                     (11,404)          (102)        (14,785)          (475)
   Corporate                                             (3,071)        (2,984)         (6,207)        (6,534)
                                                       --------        -------        --------       --------
             Total EBITDA                              $ 15,913        $19,563        $ 24,448       $ 28,955
                                                       --------        -------        --------       --------

Notes to table
- --------------

(1) Includes equity in loss of Linkatel Pacific, L.P. of $283, $186, $613 and $386 for the quarter and six months 1996 and 1995, respectively.

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



SUMMARY OF FINANCIAL RESULTS - BROADCASTING

                                            Quarters Ended June 30,   Six Months Ended June 30,
                                            -----------------------   ------------------------
                                              1996          1995         1996           1995
                                            -------       ---------   ---------      ---------
                                                           (dollars in thousands)

OPERATING DATA:
Revenues:
  National                                  $25,930       $23,866      $ 45,722      $ 42,074
  Local and regional                         34,437        28,133        61,359        51,779
  Other                                       3,097         2,589         6,376         5,571
  Agency commissions                         (8,678)       (7,421)      (15,290)      (13,353)
                                            -------       -------      --------      --------
     Net revenues                            54,786        47,167        98,167        86,071
                                            -------       -------      --------      --------

Expenses:
  Operating and administrative expenses      30,812        28,559        61,885        56,559
  Depreciation and amortization               6,786         4,981        13,521         9,897
                                            -------       -------      --------      --------
     Total expense                           37,598        33,540        75,406        66,456
                                            -------       -------      --------      --------

Operating income                            $17,188       $13,627      $ 22,761      $ 19,615
                                            =======       =======      ========      ========

OTHER DATA:
  EBITDA (1)                                $23,974       $18,608      $ 36,282      $ 29,512
  EBITDA as percentage of net revenues        43.80%        39.50%        37.00%        34.30%

     Corporate expense allocations              170           165           342           374
     Program rights amortization              4,442         4,343         8,821         8,612
     Program rights payments                 (4,052)       (3,940)       (8,547)       (8,103)
                                            -------       -------      --------      --------
  Broadcast Cash Flow (2)                   $24,534       $19,176      $ 36,898      $ 30,395
                                            =======       =======      ========      ========

Notes to table
- --------------
(1) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. Neither EBITDA nor Broadcast Cash Flow (defined below) is intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

 (2) Broadcast Cash Flow is defined by the Company as Broadcasting EBITDA plus corporate expense allocations, plus program rights amortization less program rights payments. See also note 1 to this table.


SUMMARY OF FINANCIAL RESULTS -- PUBLISHING

                                              Quarters Ended June 30,     Six Months Ended June 30,
                                            ------------------------      ------------------------
                                               1996           1995           1996           1995
                                            --------       ---------      --------       ---------
OPERATING DATA:                                              (dollars in thousands)
Revenues:
  Advertising                               $ 24,581       $ 23,646       $ 46,128       $ 45,386
  Circulation                                  8,392          8,030         16,531         15,919
  Other                                          339            697            778          1,368
                                            --------       --------       --------       --------
      Total revenues                          33,312         32,373         63,437         62,673

Expenses:
  Operating and administrative expenses       26,898         28,332         54,279         56,221
  Depreciation                                 2,687          2,782          5,351          5,499
                                            --------       --------       --------       --------
      Total expenses                          29,585         31,114         59,630         61,720
                                            --------       --------       --------       --------

Operating income before
   newspaper consolidation and
      newspaper restructuring costs            3,727          1,259          3,807            953
Newspaper Consolidation Costs (1) and
   Newspaper Restructuring Costs (2)          (1,334)        (2,197)        (2,484)        (2,299)
                                            --------       --------       --------       --------

Operating income (loss)                     $  2,393       $   (938)      $  1,323       $ (1,346)
                                            ========       ========       ========       ========

OTHER DATA:
EBITDA (3)                                  $  6,414       $  4,041       $  9,158       $  6,452

EBITDA as a percentage of revenues             19.3%          12.5%          14.4%          10.3%
                                            ========       ========       ========       ========

Average Net Paid Circulation:
  Daily                                      172,122        184,091        170,812        182,387
  Sunday                                     248,220        260,089        249,743        261,150


 Notes to table
 --------------
(1) Newspaper Consolidation Costs are those costs incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one daily newspaper.

(2) Newspaper Restructuring Costs are estimated severance costs associated with management's plan to reorganize and restructure operating and administrative departments of the Publishing business. In the fourth quarter of 1995, a charge to operations of $6,800 was recorded pursuant to this plan. In the first and second quarters of 1996, such costs increased approximately $1,150 and $1,334, respectively.

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



SUMMARY OF FINANCIAL RESULTS -- PROGRAMMING AND ELECTRONIC MEDIA

                                             Quarters Ended June 30,    Six Months Ended June 30,
                                             -----------------------    ------------------------
                                                1996          1995         1996         1995
                                             ---------     ---------    ---------     ----------
                                                           (dollars in thousands)

OPERATING DATA:
Revenues                                        3,237          894         4,845        1,419
Operating expenses                             14,641          996        19,630        1,894
Depreciation and amortization                   1,342           32         1,568           61
                                             --------      -------      --------      -------
  Operating loss                             $(12,746)     $  (134)     $(16,353)     $  (536)
                                             ========      =======      ========      =======

EQUITY IN LOSS OF AFFILLIATES
AHN (1)                                          --           (515)         --           (515)
TVFN (2)                                         (295)      (1,002)       (1,078)      (2,024)
Peapod, LP                                       (320)        --            (622)        --
Partner Stations Network                         (180)         (50)         (360)        (100)
                                             --------      -------      --------      -------
  Total equity in loss of affiliates         $   (795)     $(1,567)     $ (2,060)     $(2,639)
                                             ========      =======      ========      =======

OTHER DATA:
EBITDA (3)                                   $(11,404)     $  (102)     $(14,785)     $  (475)
                                             ========      =======      ========      =======


Programming and Electronic Media operating businesses include:

                                   Amounts Invested   Cumulative Amounts
                                      in Quarter       Invested Through  Ownership % as of
                                 Ended June 30, 1996    June 30, 1996      June 30, 1996
                                 -------------------    -------------      -------------

CONSOLIDATED BUSINESSES:
 AHN (1)                              $17,500            $ 35,250               65%
 TVFN (2)                              27,050              44,700               46%
 Northwest Cable News ("NWCN")            751               7,051              100%
 Rhode Island Horizons                    144               1,044              100%
                                      -------            --------
   subtotal                            45,445              88,045
                                      -------            --------

INVESTMENTS IN AFFILIATES:
 Peapod, L.P.                           1,000               6,338               17%
 Partner Stations Network, L.P.           148               1,958               16%
                                      -------            --------
   subtotal                             1,148               8,296
                                      -------            --------

OTHER:
 StarSight Telecast, Inc.                  --               5,939                5%
                                      -------            --------
Total Investments                     $46,593            $102,280
                                      =======            ========

Note to tables
- --------------
(1) AHN was consolidated into the Company's results of operations effective January 1, 1996. During the second quarter of 1996, other investors of AHN invested approximately $12,000 in AHN.

(2) TVFN was consolidated into the Company's results of operations effective May 1, 1996. Of the $27,050 invested in the second quarter, $24,050 is attributable to the purchase of equity ownership interests held by two of the TVFN partners; the remainder was to fund the Company's share of TVFN operating losses.

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


The following table presents a summary of the Company's capitalization as of June 30, 1996 on a historical and pro forma basis. The pro forma amounts represent the historical amounts adjusted to reflect the issuance on July 10, 1996 of an additional 1,068,750 shares for approximately $14,994,562, net of underwriters' commission in connection with the exercise of an overallotment option granted to the underwriters by the Company in connection with its initial public offering. The net proceeds from these offerings were used to reduce debt.


SUMMARY - CAPITALIZATION OF THE COMPANY

                                                              Historical       Pro forma
                                                             -------------   -------------
                                                                 As of           As of
                                                             June 30, 1996   June 30, 1996
                                                             -------------   -------------
                                                                (dollars in thousands)

Long-term debt, less current installments:
 Revolving credit and term loan facility                        $202,000       $187,005
 Industrial Revenue Bonds                                          9,700          9,700
                                                                --------       --------
            Total Long-term debt, less current installments      211,700        196,705
                                                                --------       --------

Less cash and short-term investments
 Cash and cash equivalents                                        20,448         20,448
 Short-term investments                                            3,770          3,770
                                                                --------       --------
                                                                  24,218         24,218
                                                                --------       --------

Net Debt                                                         187,482        172,487

Stockholders' Equity                                             342,325        357,320

                                                                --------       --------
Total capitalization                                            $529,807       $529,807
                                                                ========       ========

DEVELOPMENTS IN THE QUARTER

During the quarter ended June 30, 1996, the following significant developments have occurred:

Initial Public Offering

On June 25, 1996, the Company raised $106.3 million, net of underwriter's commission, in an initial public offering and direct placement of its Class A Common stock. The number of Class A shares sold to the public in the underwritten offering was 7,125,000 and the number of Class A shares sold to eligible employees in the direct placement program was 450,000. Estimated expenses associated with the offering as of June 30, 1996 are $1.9 million. On July 10, 1996, the Company issued an additional 1,068,750 Class A shares and raised an additional $15.0 million, net of underwritten commission, pursuant to the exercise of an overallotment option granted to the underwriters by the Company. The net proceeds from the offerings were used to repay a portion of the Company's outstanding debt.

Increased Ownership Interest in Television Food Network, G.P.

As discussed in note 4 to the condensed consolidated financial statements, in May 1996, the Company purchased the equity partnership interests held by Landmark and Scripps, two of the partners of TVFN, for respective purchase prices of approximately $12.6 million and $11.4 million. Prior to such purchase, Landmark and Scripps each owned a 10.8% and 9.7% general partnership interest, respectively, in TVFN. The Company's investment in TVFN through June 30, 1996, including these purchases and funding of its share of operating losses, totaled $44.7 million, which represents an equity interest of approximately 46%. Following these recent purchases, the Company now holds three of the five voting seats on the management committee. As a result of the purchases, TVFN became a controlled subsidiary of the Company and was consolidated into the Company's results of operations beginning in May, 1996. The Company is pursuing a proposed transaction to purchase all of the equity partnership interests held by a third partner which would increase its ownership percentage in TVFN to approximately 55% and result in control of four of the five voting seats on the management committee. The Company estimates its additional investment in TVFN for the third partner's equity interest plus funding of the Company's share of operating losses of TVFN will total approximately $22.5 million for the remainder of 1996.

Increased Ownership Interest in America's Health Network

On May 9, 1996 the Company increased its investment in AHN to $35.3 million which represents an equity interest of approximately 65%. The Company does not anticipate any additional funding of its share of operating losses for the remainder of 1996 but is committed to investing an additional $19.5 million by the first quarter of 1997 upon the achievement of certain operating milestones, including entering into carriage agreements and meeting certain revenue and ratings objectives.


Execution of a Local Marketing Agreement -- KONG(TV) in Seattle, Washington

In May 1996, the Company entered into a ten-year local marketing agreement ("LMA") with KONG (TV), ("KONG"), which holds a permit to construct a television station in the Seattle, Washington market, and has an option to purchase the station at an agreed upon exercise price payable at the Company's option in cash or in shares of the Company's Class A common stock. The option is exercisable by either the Company or KONG after such time as the Federal Communications Commission (the "FCC") permits ownership of two television stations in a single market. The present duopoly rules prohibit attributable interests in two television stations in the same designated market area. Although the FCC is currently reviewing ownership rules, there can be no assurance that the FCC will change or repeal the duopoly rules. Under the agreement, the Company will spend approximately $2.0 million for equipment in the first year and, once operational, will provide annual programming and marketing services to the LMA station pursuant to which the Company will receive all advertising revenues. Until the option to purchase the station is exercised, the Company is required to make annual payments to KONG of approximately $0.4 million in years one through five and $0.7 million in years six through ten of the contract term.

Execution of a Local Marketing Agreement -- KSKN- TV  in Spokane, Washington

At the end of June, 1996 the Company entered into a ten-year LMA with KSKN-TV, ("KSKN"), channel 22 in Spokane, Washington and has an option to purchase the station at an agreed upon exercise price payable at the Company's option in cash or in shares of the Company's Class A common stock. The option is exercisable by either the Company or KSKN after such time as the FCC permits ownership of two television stations in a single market. Under the agreement, the Company will spend approximately $1.5 million for equipment and will provide annual programming and marketing services to the LMA station pursuant to which the Company will receive all advertising revenues. Until the option to purchase the station is exercised, the Company is required to make annual payments to KSKN of approximately $0.24 million per year through October, 1997 and $0.36 million per year thereafter.


Litigation

As discussed in Note 11 to the condensed consolidated financial statements, a declaratory judgment action was brought by Cable LP on January 17, 1995, against Old PJC, among other parties, claiming that a subsidiary of Colony, a wholly owned subsidiary of Old PJC, had breached a right of first refusal entitling Cable LP to purchase a general partnership interest in a cable system Colony had transferred to Continental in connection with the merger agreement. A final declaratory judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, Dynamic and Colony to negotiate with Cable LP on a price to transfer Dynamic's interest in the general partnership to Cable LP.

The Company has appealed this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a hearing was held on the Company's motion to stay. At such hearing, the judge declined to grant or deny the Company's motion to stay at this time. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. In accordance with applicable accounting principles, should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net proceeds received from the disposal of the cable assets in 1995 pursuant to the merger agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the merger agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility.

RESULTS OF OPERATIONS-QUARTER & SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Consolidated

Consolidated revenues for the second quarter of 1996 increased 13.6% to $91.3 million from $80.4 million for the same period last year. Revenues for the six months ended June 30, 1996 were $166.4 million, an increase of 10.8%, compared to $150.2 million for the 1995 period. Continued strong growth in the second quarter of 1996 in Broadcasting revenues contributed significantly to the increase in consolidated revenues for the period. Broadcasting revenues for the quarter increased 16.2% to $54.8 million for the 1996 period compared to $47.2 million for the 1995 period. Coupled with the 11.6% increase exhibited in the first quarter of 1996, Broadcasting revenues for the six months ended June 30, 1996 of $98.2 million are 14.1% greater than Broadcasting revenues of $86.1 million for the same period last year. Publishing revenues of $33.3 million for the second quarter of 1996 have improved $0.9 million, or 2.9%, over the second quarter of 1995 revenues of $32.4 million, turning around the first quarter of 1996 slight decline of $0.2 million compared to the same period in 1995. Second quarter's results led to an overall increase of $0.7 million in Publishing revenues to $63.4 million from $62.7 million for the six months ended June 30, 1996 and 1995, respectively. Programming and Electronic Media segment revenues of $3.2 million for the quarter and $4.8 million for the six months in 1996 have increased over revenues for the same 1995 periods of $0.9 million and $1.4 million, respectively, primarily due to the consolidation of TVFN in May, 1996. TVFN, which accounted for $2.2 million of the segment's revenue for the quarter and six months ended June 30, 1996, was previously recorded by the Company on the equity method of accounting. The remaining businesses in the Programming and Electronic Media segment are in the early development phase of operations.

Consolidated operating and administrative expenses increased $14.5 million for the second quarter of 1996 primarily due to the effects of consolidating AHN since January, 1996 and TVFN since May, 1996, which together added $12.8 million in operating and administrative expenses to the second quarter of 1996 in the Programming and Electronic Media segment. Likewise, including the $15.4 million added because of the effects of the consolidation of AHN and TVFN, consolidated operating and administrative expenses increased 17.2%, or $20.8 million for the six months ended June 30, 1996 to $142.0 million compared to $121.2 million for the 1995 period. Broadcasting operating and administrative expenses increased 7.9% for the quarter and 9.4% for the six months ended June 30, 1996 over the same periods last year due primarily to the incremental costs of a start-up news operation in Honolulu. Publishing operating and administrative expenses decreased 5.1%, or $1.4 million, for the second quarter of 1996 compared to 1995 and decreased 3.5%, or $1.9 million, for the six months ended June 30, 1996 to $54.3 million from $56.2 million for the 1995 period primarily due to net payroll savings from the Newspaper Consolidation and Newspaper Restructuring which totaled $1.6 million for the second quarter of 1996 and $2.1 million year to date. Combined savings for the quarter from the discontinuance of a local shopper and the elimination of a Sunday magazine, nearly offset a charge recorded in the second quarter of $1.0 million for Publishing employee gainsharing incentives. A favorable variance of $0.2 million in the second quarter of 1996 for newsprint costs helped reduce year to date unfavorable newsprint costs variances to $0.8 million for the six months ended June 30, 1996. Corporate operating and administrative expenses for the second quarter of 1996 were even with the 1995 period and 5.0% lower for the six months ended June 30, 1996 compared with the same period in 1995.

Consolidated depreciation and amortization expense increased $2.9 million for the second quarter of 1996 to $11.0 million from $8.1 million in the 1995 period and increased $4.9 million to $20.9 million from $16.0 million for the six months ended June 30, 1996. The increases are due primarily to the additional amortization expense in 1996 of approximately $1.8 million per quarter attributable to the step-up in carrying value of the intangible assets acquired in the acquisition in October, 1995 of the Company's joint venture partner's interest in KHC (the "Kelso Buyout"). The consolidation of TVFN and AHN contributed $1.3 million to the increase in year to date depreciation expense.

In the first quarter of 1996, the Company recorded an $11.4 million charge (of which $10.1 million related to the IUP plan) to continuing operations and a $5.4 million (pre-tax) charge to discontinued operations to reflect the vested portion of an estimated $20.5 million adjustment to stock-based compensation plans. Of the $3.7 million which was unvested at March 31, 1996, $1.3 million became vested and was charged to operations in the second quarter of 1996. Of the $2.4 million unvested portion at June 30, 1996, $1.3 million will be charged to the third quarter of 1996 and the remainder will be charged evenly to operations over the remaining vesting period of the plans, through the third quarter of 1998. The adjustment to the stock-based compensation plans was pursuant to provisions in the Company's IUP, restricted stock unit plan and certain stock option plans for which participants in such plans would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental in October, 1995. In February, 1996, Continental and US West Media Group jointly announced the US West Merger. The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996, and will be paid, in the case of the Option Plans and RSU in Class A Common Stock, and in the case of the IUP, two-thirds in cash and one-third in Class A Common Stock. Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.


In the first and second quarters of 1996, the Company recorded additional charges to operations of approximately $1.1 million and $1.3 million, respectively, relating to early retirement costs and voluntary separation benefits in connection with a plan of reorganization and restructuring of the Company's Publishing business adopted by the Company in the fourth quarter of 1995 (the "Newspaper Restructuring") at which time a $6.8 million charge was recorded. The following table illustrates the current status of the restructuring accrual by component (in millions):

                                            Employee        Outplacement
                                         Severance Costs    & Other costs     Total
                                         ---------------    -------------     -----

Balance at December 31, 1995                 $ 6.5             $ 0.3          $ 6.8
   Charge to first quarter operations          1.1                              1.1
   Charge to second quarter operations         1.3                              1.3
   Utilization of accrual                     (0.3)             (0.2)          (0.5)
   Funding by pension plan                    (6.3)                            (6.3)
                                             -----             -----          -----
Balance at June 30, 1996                     $ 2.3             $ 0.1          $ 2.4
                                             =====             =====          =====

The Newspaper Restructuring and Newspaper Consolidation are expected to generate savings of approximately $10.0 million per year and a net full-time equivalent ("FTE") reduction of 170 of the Publishing work force is expected.

Interest expense increased $3.3 million to $5.9 million for the second quarter of 1996 from $2.6 million in the same period last year and increased $5.7 million to $11.0 million for the six months ended June 30, 1996 from $5.3 million for the same period in 1995 due to increased interest charged to continuing operations in the 1996 period. In 1995, approximately 75% of the debt was attributable to cable operations and accordingly the related interest expense was allocated to discontinued cable operations. Effective interest rates were 8.2% for the quarter and 8.1% year to date for 1996 compared to 8.8% for the 1995 quarter and 8.9% for the 1995 six month period.

As a result of the additional stock-based compensation expense, additional Newspaper Restructuring charges, and consolidations of AHN and TVFN together offsetting the operating results of Broadcasting and Publishing, the loss from continuing operations for the second quarter and six months ended June 30, 1996 was $3.4 million and $18.3 million, respectively, compared to income from continuing operations of $1.9 million and loss of $0.9 million, respectively for the same periods in 1995. The minority interest credits of $2.9 million and $4.0 million for the quarter and six months in 1996, respectively, represents the minority partners' share of AHN and TVFN losses for those periods. The minority interest charges of $1.7 million and $2.0 million, respectively, in the 1995 periods represent the minority partner's share of King Holding Corp. ("KHC") income for those periods in 1995. Including the discontinued operations charge discussed above, net loss for the second quarter and six months ended June 30, 1996 was $0.5 million and $17.8 million, respectively, compared to net income of $0.3 million for second quarter of 1995 and net loss of $2.8 million for the six months ended June 30, 1995.

Consolidated EBITDA (defined below), excluding Programming and Electronic Media and corporate expenses, increased substantially at 34.2% to $30.4 million in the second quarter of 1996 from $22.6 million in the second quarter of 1995 leading to a year to date increase of 26.3% to $45.4 million for the six months ended June 30, 1996 from $36.0 million for the same period in 1995. Broadcasting experienced 28.8% EBITDA growth in the second quarter of 1996 to $24.0 million from $18.6 million in the 1995 period. For the six months ending June 30, 1996 and 1995, Broadcasting EBITDA was $36.3 million and $29.5 million, respectively, an increase of 22.9%. Broadcasting EBITDA margins for the quarter and six months ended June 30, 1996 improved to 43.8% and 37.0%, respectively. Publishing EBITDA increased $2.4 million, or 58.7%, in the second quarter of 1996 and grew 41.9% for the six month 1996 period to $9.2 million from $6.5 million in the six month 1995 period. Primarily because of the consolidation of the start-up venture AHN in 1996, the Programming and Electronic Media segment EBITDA was a loss of $11.4 million in the second quarter of 1996 and a loss of $14.8 million for the six months ended June 30, 1996. EBITDA, a common performance indicator used in the industry, is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs, Newspaper Restructuring Costs, depreciation, amortization, stock-based compensation, and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

Broadcasting

Broadcasting consists of nine owned and operated stations and four (one of which is under construction) stations operated under LMAs in which the Company provides marketing and programming services. These thirteen stations serve markets in Seattle, WA; Portland, OR; Charlotte, NC; Albuquerque, NM; Louisville, KY; Honolulu, HI; Spokane, WA; Tucson, AZ; and Boise, ID. The KONG and KSKN LMAs did not contribute to the operating results for the quarter or six months ended June 30, 1996 as these were not operational under the Company for the periods.

Broadcasting revenues for the quarter increased 16.2% to $54.8 million for the 1996 period compared to $47.2 million for the 1995 period. Coupled with the 11.6% increase exhibited in the first quarter of 1996, Broadcasting revenues for the six months ended June 30, 1996 of $98.2 million are 14.1% greater than Broadcasting revenues of $86.1 million for the same period last year. Revenues from the Company's NBC affiliates increased 22.8% for the quarter and 18.6% year to date for 1996 over the 1995 periods. Revenue growth for the second quarter of 1996 was particularly strong in Seattle (23.9%), Charlotte (23.6%) and Honolulu (36.9%) with only Louisville and Spokane being relatively flat with 1995 in the second quarter of 1996. All other stations exceeded 10% revenue growth over 1995 for the second quarter. National advertising revenues increased 8.6% for the second quarter of 1996 to $25.9 million from $23.9 million for the 1995 period. Local and regional advertising increased 22.4% in the second quarter of 1996 to $34.4 million from $28.1 million for the same period in 1995. The Seattle Supersonics participation in the NBA playoffs contributed approximately $0.8 million in advertising revenue in Seattle during the second quarter of 1996. Also, improved ratings in Honolulu from local university sports coverage in addition to the switch to affiliation with NBC in January, 1996 coupled with increased political advertising in Portland, increased retail market growth in Charlotte, and strong ratings in Boise have all contributed to the growth in the second quarter of 1996 in Broadcasting revenues. For the six months ended June 30, 1996, Broadcasting national advertising revenues increased 8.7% to $45.7 million from $42.1 million for the 1995 period and local and regional advertising increased 18.5% to $61.4 million from $51.8 over the same period last year.

Broadcasting operating and administrative expenses increased 7.9% to $30.8 million in the second quarter of 1996 from $28.6 million for the 1995 period and increased 9.4% for the six months ended June 30, 1996 to $61.9 million compared to $56.6 million for the same periods last year. This increase primarily reflects the incremental costs of a start-up news operation and promotion expenses in Honolulu (required by KHNL's affiliation switch from Fox to NBC on January 1, 1996) coupled with the increased news costs associated with weather coverage in the Northwest. Depreciation and amortization expense increased $1.8 million for the quarter and $3.6 million for the six months ended June 30, 1996 compared to the 1995 periods reflecting the increased amortization associated with the step-up in carrying value of intangible assets acquired in the Kelso Buyout.

Of the $7.6 million increase in the 1996 second quarter revenue compared to the 1995 period, 46.7% flowed directly to operating income, thereby increasing operating income for the second quarter of 1996 by $3.6 million over 1995 to $17.2 million from $13.6 million. Year to date operating income for the Broadcasting segment is $22.8 million for the 1996 period compared to $19.6 million for the 1995 period, an increase of 16.0%.

Broadcasting experienced 28.8% EBITDA growth in the second quarter of 1996 to $24.0 million from $18.6 million in the 1995 period. For the six months ending June 30, 1996 and 1995, Broadcasting EBITDA was $36.3 million and $29.5 million, respectively, an increase of 22.9%. Broadcasting EBITDA margins for the quarter and six months ended June 30, 1996 improved to 43.8% and 37.0%, respectively. The NBC affiliated stations showed a 47.0% growth in 1996 second quarter EBITDA and 36.2% growth for the 1996 six month EBITDA over the same periods last year. Broadcast Cash Flow, which represents Broadcasting EBITDA adjusted to add back corporate expense allocations plus program rights amortization less program rights payments, similarly grew 27.9% for the 1996 quarter and 21.4% for the 1996 six months compared to the same 1995 periods. Broadcast Cash Flow is not, however, intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


Publishing

Prior to June 5, 1995, the Company published a Sunday newspaper, The Providence Sunday Journal, and both a morning daily newspaper, Providence Journal (Monday through Saturday), and an afternoon daily newspaper, The Evening Bulletin (Monday through Friday). As discussed in the Company's 1995 Annual Report as filed on Form 10-K, in response to changing readership preferences and declining circulation, primarily in The Evening Bulletin, and to reduce the Company's cost structure, the Company consolidated the afternoon newspaper with the morning newspaper (the "Newspaper Consolidation"), and now publishes a morning only daily Providence Journal-Bulletin (Monday through Saturday) in addition to The Providence Sunday Journal.

Publishing revenues of $33.3 million for the second quarter of 1996 have improved $0.9 million, or 2.9%, over the second quarter of 1995 revenues of $32.4 million. Advertising revenues improved in the second quarter of 1996 and are 4.0% greater than the second quarter of 1995 due to increased lineage of approximately 1.6% and an increase in average rate of 2.3%. As a result of the Newspaper Consolidation, average daily circulation for the six months ended June 30, 1996 decreased 6.3% to 170,812 from an average of 182,387 for the six months ended June 30, 1995. Average Sunday circulation for the 1996 six months was 249,743, down 4.4% from 261,150 for the same period last year, largely because of increased price. Despite the decline in circulation levels, circulation revenues are up 4.5% for the quarter and 3.8% for the six months ended June 30, 1996 as a result of price increases. Second quarter's results led to an overall increase of $0.7 million in Publishing revenues to $63.4 million from $62.7 million for the six months ended June 30, 1996 and 1995, respectively.

Publishing operating and administrative expenses decreased 5.1%, or $1.4 million, for the second quarter of 1996 to $26.9 million from $28.3 million for the 1995 period and decreased 3.5%, or $1.9 million, for the six months ended June 30, 1996 to $54.3 million from $56.2 million for the 1995 period. These declines were primarily due to net payroll savings from the Newspaper Consolidation and Newspaper Restructuring which totaled $1.6 million for the second quarter of 1996 and $2.1 million year to date. Combined savings for the quarter from the discontinuance of a local shopper and the elimination of a Sunday magazine, nearly offset a charge recorded in the second quarter of $1.0 million for Publishing employee gainsharing incentives. A reduction in newsprint costs of $0.2 million in the second quarter of 1996 helped reduce year to date unfavorable newsprint costs variances to $0.8 million for the six months ended June 30, 1996. The favorable newsprint variance was driven primarily due to decreased consumption. Average price per metric ton increased 9.3% for the second quarter of 1996 compared to the 1995 period.

As previously discussed, management approved a plan of reorganization and restructuring of substantially all departments of Publishing at the end of 1995 in an effort to improve efficiencies. Under the plan, the Company targeted a reduction in work force of approximately 100 full-time equivalents through a combination of early retirement and voluntary and involuntary separation assistance plans. A charge of $6.8 million was recorded in the fourth quarter of 1995 relating to employee severance costs, outplacement, and other costs associated with the restructuring. As a result of a greater than anticipated response to the voluntary programs, management recorded an additional charge to operations of $1.1 million in the first quarter of 1996 and $1.3 million in the second quarter of 1996. The Company expects annual savings from the Newspaper Restructuring to be approximately $6.0 million, and together with the Newspaper Consolidation annual savings of $10 million are anticipated. Substantially all costs under both these plans have been or will be paid by the Company's pension plans (in which plan assets exceed plan obligations).

Despite the $1.3 million additional restructuring charge during the quarter, Publishing posted a $2.4 million operating profit for the second quarter of 1996 compared to a loss of $0.9 million in 1995. For the six months ending June 30, 1996 Publishing had operating income of $1.3 million compared to a loss of $1.4 million for the same period last year.

Publishing EBITDA increased $2.4 million, or 58.7%, in the second quarter of 1996 and grew 41.9% for the six month 1996 period to $9.2 million from $6.5 million in the six month 1995 period.

Programming and Electronic Media

In December, 1995 the Company launched the NorthWest Cable News ("NWCN") channel, which provides 24-hour news service to cable television viewers in Washington, Oregon, and Idaho, and in the second quarter of 1995 launched Rhode Island Horizons, its electronic on-line information service. Beginning in May, 1995, the Company made new investments in AHN, a 24-hour health cable programming channel that launched on March 25, 1996. In July, 1995, the Company invested in Peapod, an existing interactive grocery delivery service. Through the first half of 1996, the Company continues to fund its share of the operations of its investment in TVFN and AHN. In 1995, the Company grouped these investments together in a new segment called "Programming and Electronic Media."

The Company made significant investments in its Programming and Electronic Media investments during the quarter ended June 30, 1996, totaling $46.6 million including $17.5 million in AHN and $27.1 million in TVFN. Total cumulative investments through June 30, 1996 in the Programming and Electronic Media segment total $102.3 million. Effective January 1, 1996, the Company consolidated its investment in AHN, and effective May 1, 1996 consolidated its investment in TVFN reflecting management's decision to expand its holdings in these entities and grow this segment. These investments were previously accounted for under the equity method of accounting. In addition to AHN and TVFN, the Company currently consolidates its wholly owned businesses NWCN and Rhode Island Horizons. On July 31, 1996, Rhode Island Horizons ceased service on the Prodigy network in order to focus attention on fully developing its web site, http://www.projo.com, expected to debut on October 1, 1996.

Programming and Electronic Media segment revenues of $3.2 million for the quarter and $4.8 million for the six months in 1996 have increased over revenues for the same 1995 periods of $0.9 million and $1.4 million, respectively, primarily due to the consolidation of TVFN in May, 1996. TVFN accounted for $2.2 million of the segment's revenue for the quarter and six months ended June 30, 1996 . Subscribers for TVFN have grown 35.8% to 16.7 million as of June 30, 1996 compared to 12.3 million as of June 30, 1995. AHN has 3.4 million subscribers and NWCN has 1.4 million subscribers as of June 30, 1996.

The effects of consolidating AHN since January, 1996 and TVFN since May, 1996, together added $12.8 and $15.4 million in operating and administrative expenses to the second quarter and six months of 1996, respectively in the Programming and Electronic Media segment.

Primarily because of the consolidation of TVFN and the start-up venture AHN in 1996, the Programming and Electronic Media segment operating losses were $12.7 million and $16.3 million, respectively, for the second quarter and six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its working capital, debt service, capital expenditure and dividend requirements primarily through cash provided by its operating activities. Significant acquisitions or investments have historically been funded primarily through long-term debt borrowings under credit facilities.

Cash Flows from Operations


The following table identifies significant cash inflows and outflows from operations for the quarter and six months ended June 30, 1996. It is intended to enhance the reader's understanding of, and reconciles EBITDA to, the cash flows provided by (used in) operations as presented in the Company's condensed consolidated statement of cash flows for the quarter and six months ended June
30, 1996 included elsewhere in this Form 10-Q. Cash inflows (outflows) from operations can be analyzed as follows (in millions):
                                                                                      Quarter       Six Months
                                                                                       Ended           Ended
                                                                                   June 30, 1996   June 30, 1996
                                                                                   -----------------------------

EBITDA:
     Broadcasting                                                                     $ 24.0           $ 36.2
     Publishing                                                                          6.4              9.2
     Programming and Electronic Media                                                  (11.4)           (14.8)
     Corporate                                                                          (3.1)            (6.2)
                                                                                      -----------------------
         Total                                                                          15.9             24.4

     Program rights amortization                                                         4.4              8.8
     Interest expense                                                                   (5.9)           (11.0)
     Other income                                                                        1.4              2.7
     Income tax refunds received, net of payments made                                   0.1              4.2
     Other working capital items, primarily accounts payable,
       accounts receivable, and prepaids                                               (11.7)           (19.0)
                                                                                      -----------------------
         Cash flow from operations  before one-time cash payouts                         4.2             10.1

One-time cash payouts
     IRS and state tax settlements (1)                                                                   (3.5)
     Payment of working capital and other cable-related disposal adjustments (2)        (0.1)            (8.8)
                                                                                      -----------------------
         Cash flow provided by (used in) operations                                   $  4.1           $ (2.2)
                                                                                      =======================

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

Investments

The Company made significant investments in its Programming and Electronic Media investments during the quarter ended June 30, 1996, totaling $46.6 million including $17.5 million in AHN and $27.1 million in TVFN. See also " Developments in the Quarter" discussed earlier.

Dividends

On May 8, 1996, the Board of Directors of the Company declared a dividend of $0.1907 per share which was paid on June 14, 1996. Combined with dividends paid during the first quarter of 1996, total dividends paid per share for the six months ended June 30, 1996 equals $0.2542. No additional dividends are contemplated for 1996 or the foreseeable future. The Company intends to reevaluate this dividend policy in the event the US West Merger is not consummated or should other circumstances change. The Company intends to reevaluate this dividend policy in the event the US West Merger is not consummated or should other circumstances change. Dividends paid for the quarter and six months ended June 30, 1995 equaled $0.0636 and $0.1271, respectively.

Financing

As discussed in Note 6 of the condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company's total debt outstanding at June 30, 1996 was $211.8 million. The net decrease in debt during the six months ended June 30, 1996 was a result of the $106.3 million net proceeds raised from the Company's initial public offering and direct placement of Class A shares discussed previously, offset by the funding of the above described investing and operating activities. The amount of credit available under its revolving credit facility at June 30, 1996 was $173.0 million. The Company's debt to equity ratio at June 30, 1996 was 0.62 to 1.00.


Future Funding and Capital Resources

The Company anticipates that amounts available under its revolving credit facility and cash flow from operations will be sufficient to meet the liquidity requirements described above under "Liquidity and Capital Resources" and those discussed under "Developments in the Quarter." To the extent that the Company makes significant acquisitions or investments or is required to meet significant liquidity requirements other than as described above, the Company may need to obtain additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company.


INFLATION

Certain of the Company's expenses, such as those for wages and benefits increase with general inflation. However, the Company does not believe that its results of operations have been, or will be, adversely affected by inflation, provided that it is able to increase its advertising rates periodically.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 17, 1995, Cable LP brought a declaratory judgment action against Old PJC, Colony and Dynamic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony was a cable television subsidiary of Old PJC, which was transferred to Continental in connection with the Merger. This case relates to the Dynamic Partnership, in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claimed that (i) Dynamic was obligated to offer to sell Dynamic's general partnership interest to Cable LP before Old PJC entered into the Merger Agreement with Continental and (ii) Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP sought a declaration by the court that the right of first refusal it is asserting applies.

A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995. A final declaratory judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, Dynamic and Colony to negotiate with Cable LP on a price to transfer Dynamic's interest in the general partnership to Cable LP. The Company appealed this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a hearing was held on the Company's motion to stay. At such hearing, the judge declined to grant or deny the Company's motion to stay at this time.

In the event that, as a result of such litigation, Dynamic is ultimately required to sell its interest in the Dynamic partnership to Cable LP, the Merger Agreement provides that the Company will pay to Continental simultaneously with the closing of such sale an amount equal to the sum of (i) the amount (if any) by which the consideration received by Dynamic for the sale of such interest is less than $115 million plus (ii) the taxes which would have been payable assuming the purchase price for such interest equaled $115 million. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. Should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net proceeds received from the disposal of the cable assets in 1995 pursuant to the Merger Agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the Merger Agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

See also the discussion of this action in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Report on Form 10Q (as amended on June 11, 1996).

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

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company on May 8, 1996, the shareholders approved the following proposals except Proposal 5:

         (1) The election of four directors of the Company to serve a three-year term, and until their successors are elected and qualified. The members of the Board of Directors of the Company continuing in office were Henry P. Becton, Jr., Fanchon M. Burnham, Stephen Hamblett, Paul A. Maeder, Trygve E. Myhren, John W. Rosenblum, W. Nicholas Thorndike, John W. Wall and Patrick R. Wilmerding.

         (2) A proposal to approve an amendment of the 1994 Providence Journal Employee Stock Option Plan to (a) increase the number of shares reserved for issuance thereunder from 3,750 to 8,000, (b) increase the maximum number of shares which may be issued to any one individual from 750 to 1,600 and (c) extend the term of the Plan for one additional year. *

         (3) A proposal to approve an amendment of the 1994 Providence Journal Non-Employee Director Stock Option Plan to (a) increase from five to ten the number of shares of the Company's Class A Common Stock that are subject to option grants annually to each non-employee director, and (b) increase the number of shares of the Company's Class A Common Stock reserved for issuance thereunder from 400 to 530. *

         (4) A proposal to amend the Company's Certificate of Incorporation (a) to decrease (i) the number of authorized shares of the Company's Class A Common Stock from 180,000,000 to 150,000,000 shares and (ii) the number of shares of the Company's Class A Common Stock reserved under the Certificate of Incorporation for issuance under the Rights Agreement (as herein defined) from 135,000,000 to 75,000,000 and the number of shares of the Company's Class B Common Stock reserved under the Certificate of Incorporation for issuance under the Rights Agreement from 35,118,750 to 23,412,500 and (b) to make certain other technical amendments.

         (5) A proposal to amend the Company's Certificate of Incorporation to eliminate the ability of stockholders to act by written consent.

         (6) The ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as independent certified public accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1996.

* Share numbers are prior to the 450 for 1 stock split completed in connection with the initial public offering of the Company's Class A Common Stock.


The results of the Annual meeting were as follows:


Proposal 1                    For               Withheld
                              ---               --------
Slate of Directors

F. Remington Ballou           125,571           64,502
Kay K. Clarke                 125,571           64,502
Peter B. Freeman              125,571           64,502
Benjamin P. Harris, III       130,647           59,426


                              For               Against            Abstain
                              ---               -------            -------
Proposal 2                    113,548             1,059            75,466
Proposal 3                    109,603            19,430            61,040
Proposal 4                    137,164               558            52,351
Proposal 5                     74,024            99,728            16,321
Proposal 6                    132,562               168            57,343

ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

           3.1      Certificate of Incorporation of The Providence
                    Journal Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-02703)).

           3.2 By-laws of The Providence Journal Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (File No. 333-02703)).

           4.1 Form of Rights Agreement between The Providence Journal Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 8, 1996).

          10.1 The Providence Journal Company 1994 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          10.2 The Providence Journal Company 1994 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 333-02703))


          10.3 Form of Change of Control Agreement (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-4 (File No. 33-57479), together with list of all executive officers who are a party to such agreements and the details in which such documents differ from the form of the document as so filed (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (No. 333-02703))

          10.4 Partnership Interest Purchase and Sale Agreement dated April 2, 1996 between the Company and Landmark Programming, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Registration Statements on Form S-1 (File No. 333-02703))

          10.5 Partnership Interest Purchase and Sale Agreement dated April 2, 1996 between the Company and Scripps Howard Publishing, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          11        Statement of Computation of Per Share Earnings

          27        Financial Data Schedule


         (b) Reports on Form 8-K

             Current Report on Form 8-K dated May 8, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1996

THE PROVIDENCE JOURNAL COMPANY



By: /s/ Thomas N. Matlack
    ---------------------------------------------------------------
    Thomas N. Matlack
    Vice President-Finance and Chief Financial Officer
    (principal financial officer)




By: /s/ Robert G. Colucci
    ---------------------------------------------------------------
    Robert G. Colucci
    Corporate Controller
    (chief accounting officer)




By: /s/ John L. Hammond
    ---------------------------------------------------------------
    John L. Hammond
    Vice President-General Counsel and Chief Administrative Officer