Form 10-Q
period 1996-09-30
PROVIDENCE JOURNAL CO
filed 1996-11-05
CIK 80816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X )      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Quarterly Period Ended:

                               SEPTEMBER 30, 1996

(   )      Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition Period from ________ to _______.

                         Commission File Number 0-26928
                                                -------


                         THE PROVIDENCE JOURNAL COMPANY
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                05-0481966
--------------------------------------------------------------          -----------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


75 Fountain Street. Providence. RI                                      02902-9985
--------------------------------------------------------------          ----------
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

          Yes                                          No  X
               -----                                      -----

As of October 28, 1996 there were 26,544,803 shares of Class A Common Stock and 21,067,650 shares of Class B Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                            (unaudited)
                                                                           September 30,   December 31,
                                                                               1996            1995
                                                                             --------        --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 11,350        $     87
  Short-term investments                                                        3,349              -
  Accounts receivable, net of allowance for doubtful accounts of
  $3,535 in 1996 and $4,328 in 1995                                            52,908          56,321
  Television program rights, net                                               21,916          16,536
  Inventories                                                                     999           1,283
  Deferred income taxes                                                         7,112           7,112
  Prepaids                                                                      6,424           1,296
  Other current assets                                                          7,137           2,440
  Notes receivable                                                             17,726              -
  Federal and state income taxes receivable                                     3,547          24,146
                                                                             --------        --------
              Total current assets                                            132,468         109,221
Investments in affiliated companies                                             9,512          22,171
Notes receivable                                                                1,005          19,174
Television program rights, net                                                  6,345           3,817
Property, plant and equipment, net of accumulated depreciation
 of $225,543 in 1996 and $204,880 in 1995                                     178,831         171,649
License costs, goodwill, and other intangible assets, net of accumulated
 amortization of $80,482 in 1996 and $67,025 in 1995                          371,434         354,411
Investment in marketable securities available for sale                          6,632           3,860
Other assets                                                                   27,658          22,927
                                                                             --------        --------
                                                                             $733,885        $707,230
                                                                             ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 12,385        $ 16,837
  Accrued expenses and other current liabilities                               49,939          49,504
  Current installments of long-term debt                                          100             100
  Current portion of television program rights payable                         18,722          16,463
                                                                             --------        --------
             Total current liabilities                                         81,146          82,904
Long-term debt                                                                159,700         243,998
Television program rights payable                                               6,589           5,509
Other liabilities and deferrals                                               110,854         111,580
                                                                             --------        --------
             Total liabilities                                                358,289         443,991
                                                                             --------        --------
Commitments and contingencies                                                      -               -
Minority interest                                                              13,220              -
                                                                             --------        --------
Stockholders' Equity:
   Class A common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 26,543,003 in 1996; 17,331,300 in 1995         26,543          17,331
   Class B common stock, par value $1.00 per share, authorized
     46,825,000 shares; issued 21,067,650 in both 1996 and 1995                21,068          21,068
   Additional paid-in capital                                                 116,781              65
   Retained earnings                                                          197,573         226,028
   Unrealized gain (loss) on securities available for sale, net                   411          (1,253)
                                                                             --------        --------
             Total stockholders' equity                                       362,376         263,239
                                                                             --------        --------
                                                                             $733,885        $707,230
                                                                             ========        ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                        (unaudited)                  (unaudited)
                                                        Quarter Ended               Nine Months Ended
                                                        -------------               -----------------
                                                        September 30,                September 30,
                                                        -------------                -------------
                                                     1996          1995           1996           1995
                                                -----------    -----------    -----------    -----------
Revenues:
   Broadcasting                                 $    51,652    $    42,486    $   149,819    $   128,557
   Publishing                                        31,739         30,294         95,176         92,967
   Programming and Electronic Media                   4,567            790          9,412          2,209
                                                -----------    -----------    -----------    -----------
                                                     87,958         73,570        254,407        223,733
                                                -----------    -----------    -----------    -----------
Expenses:
   Operating                                         36,737         45,541        131,245        127,236
   Selling, general, and administrative              39,985         15,759         87,478         55,272
   Newspaper Consolidation Costs and
    Newspaper Restructuring Costs                       -            4,125          2,484          6,424
   Depreciation and amortization                     11,238          8,086         32,129         24,072
   Stock-based compensation                           1,605            (51)        14,941          1,946
   Pension expense                                      273            356            701            747
                                                -----------    -----------    -----------    -----------
     Total expenses                                  89,838         73,816        268,978        215,697
                                                -----------    -----------    -----------    -----------

Operating income (loss)                              (1,880)          (246)       (14,571)         8,036

Interest expense                                     (4,226)        (2,064)       (15,246)        (7,377)
Equity in loss of affiliates                           (848)        (1,513)        (3,521)        (4,538)
Other income, net                                     1,550          1,673          4,285          2,955
                                                -----------    -----------    -----------    -----------

Loss from continuing operations
 before income taxes                                 (5,404)        (2,150)       (29,053)          (924)
Income tax expense (benefit)                          3,177            453         (2,200)         2,563
                                                -----------    -----------    -----------    -----------
Loss from continuing operations                      (8,581)        (2,603)       (26,853)        (3,487)

Loss on early extinguishment of debt,
 net of tax                                             -           (1,652)           -           (1,652)
Discontinued operations, net of tax                     -              -           (3,578)           -
                                                -----------    -----------    -----------    -----------

Loss before minority interests                       (8,581)        (4,255)       (30,431)        (5,139)
Minority interests                                    2,210           (598)         6,253         (2,559)
                                                -----------    -----------    -----------    -----------
Net loss                                        $    (6,371)   $    (4,853)   $   (24,178)   $    (7,698)
                                                ===========    ===========    ===========    ===========

Net loss per common share:
  From continuing operations                    $     (0.18)   $     (0.07)   $     (0.65)   $     (0.09)
  From early extinguishment of debt                     -            (0.04)           -            (0.04)
  From discontinued operations                          -              -            (0.09)           -
  Minority interests                                   0.04          (0.02)          0.16          (0.07)
                                                -----------    -----------    -----------    -----------
Net loss per common share                       $     (0.14)   $     (0.13)   $     (0.58)   $     (0.20)
                                                ===========    ===========    ===========    ===========

Weighted average shares outstanding              46,950,029     38,110,050     41,410,548     38,110,050
                                                ===========    ===========    ===========    ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                                (Unaudited)            (Unaudited)
                                                                Quarter Ended        Nine Months Ended
                                                                -------------        -----------------
                                                                September 30,          September 30,
                                                                -------------          -------------
                                                             1996        1995        1996         1995
                                                           --------    --------    ---------    --------

Operating activities:
   Cash flows provided by
     (used in) continuing operations                       $ 37,655    $(19,473)   $  35,439    $ 11,667
                                                           --------    --------    ---------    --------

Investing activities:
   Investments in affiliates                                   (283)     (8,351)     (30,484)    (17,379)
   Additions to property, plant and equipment                (2,862)     (6,734)     (17,784)    (12,613)
   Proceeds from sale of assets                                 -         8,239          -         8,239
   (Increase) decrease in investment in discontinued
      operations through disposal date                          -         6,460          -       (39,731)
                                                           --------    --------    ---------    --------

     Cash flows used in investing activities                 (3,145)       (386)     (48,268)    (61,484)
                                                           --------    --------    ---------    --------

Financing activities:
   Proceeds from long-term debt                                 -        39,500       88,765      93,000
   Payments on long-term debt                               (52,000)    (10,727)    (173,063)    (26,107)
   Payments on television program rights payable             (4,389)     (3,736)     (12,936)    (11,839)
   Dividends paid                                               -        (2,422)      (9,763)     (7,266)
   Cash received from minority partners                         -           -         12,000         -
   Issuance of Class A common stock                          12,781         -        119,089         -
                                                           --------    --------    ---------    --------
     Cash flows provided by
           (used in) financing activities                   (43,608)     22,615       24,092      47,788
                                                           --------    --------    ---------    --------

Increase (decrease) in cash and cash equivalents             (9,098)      2,756       11,263      (2,029)

Cash and cash equivalents at the beginning of the period     20,448         112           87       4,897
                                                           --------    --------    ---------    --------

Cash and cash equivalents at the end of the period         $ 11,350    $  2,868    $  11,350    $  2,868
                                                           ========    ========    =========    ========

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods arc not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in 1995 have been reclassified to conform to the 1996 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.

NOTE 2 -- STOCK SPLIT AND PUBLIC OFFERING

On June 18, 1996, the Board of Director's declared a 450 for 1 stock split of its issued and outstanding common stock as of that date. Such stock split has been reflected throughout these financial statements and this document.

On June 25, 1996, the Company raised $106,277 net of underwriters' commission, in an initial public offering and direct placement of its Class A Common stock. The number of Class A shares sold to the public in the underwritten offering was 7,125,000 and the number of Class A shares sold to eligible employees in the direct placement program was 450,000. Expenses associated with the offering were approximately $2,200. On July 10, 1996, the Company issued an additional 1,068,750 Class A shares and raised an additional $14,995 net of underwriters' commission pursuant to the exercise of an overallotment option granted to the underwriters by the Company. The net proceeds from the offerings were used to repay a portion of the Company's outstanding debt.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

NOTE 3 -- MERGER WITH A. H. BELO CORPORATION (THE "BELO MERGER")

On September 26, 1996, the Company signed a definitive agreement to merge with
A. H. Belo Corporation of Dallas, TX. ("Belo"). The exchange ratio in the transaction is .5333 share of Belo series A common stock plus $12.33 for every share of the Company's common stock. Shareholders will have the ability to select this exact mixture of consideration or, alternatively, all cash or all stock. Cash and stock elections will be subject to proration. The value of each package will be identical based on the value of Belo series A common stock. This value will be determined during a pricing period prior to the effective time. The deal is subject to shareholder, Federal Communications Commission ("FCC"), and various other approvals.

NOTE 4 -- CASH EQUIVALENTS

Cash equivalents are those short-term highly liquid investments generally with original maturities of 90 days or less. At September 30, 1996, cash equivalents consisted primarily of commercial paper and overnight investments and totaled $10,082. There were no cash equivalents at December 31, 1995.

NOTE 5 -- CONSOLIDATION OF AHN AND TVFN

During the nine months ended September 30, 1996, the Company invested $25,000 in AHN, a 24-hour basic cable television programming service devoted exclusively to health related issues and products. The Company's total investment through September 30, 1996 is $35,250 and its interest in AHN is approximately 65%. Effective January 1, 1996, the results of AHN's operations have been consolidated with the results of operations of the Company. Prior to January 1, 1996, the Company accounted for this investment under the equity method of accounting.

In May, 1996, the Company purchased the equity partnership interests held by Landmark Programming, Inc. ("Landmark") and Scripps Howard Publishing, Inc. ("Scripps"), two of the partners of TVFN, for respective purchase prices of approximately $12,650 and $11,400. Prior to such purchase, Landmark and Scripps each owned a 10.8% and 9.7% general partnership interest, respectively, in TVFN. The Company's investment in TVFN through September 30, 1996, including these purchases and funding of its share of operating losses, totaled $47,900 which represents an equity interest of approximately 46%. The Company now holds three of the five voting seats on the TVFN management committee. As a result of the purchases, TVFN became a controlled subsidiary of the Company and was consolidated into the Company's results of operations effective May 1, 1996.


The following table presents unaudited pro forma summary results of operations as if AHN and TVFN had been consolidated in operations since January 1, 1995, and accordingly, includes adjustments for additional' amortization and interest expense and related income tax benefits. It does not purport to be indicative of what would have actually occurred had the consolidation occurred on January 1, 1995 nor is it indicative of results which may occur in the future:

                                                 Pro forma (Unaudited)
                                     -----------------------------------------------
                                          Quarters Ended         Nine Months Ended
                                          --------------         -----------------
                                           September 30,          September 30,
                                           -------------          -------------
                                        1996         1995         1996         1995
                                     --------     --------     --------     --------

Revenues                             $  87,958   $  73,522    $ 258,244    $ 227,282
Loss from continuing operations        (8,581)      (7,145)     (30,411)     (14,506)
Loss from discontinued operations         -            -         (3,578)         -
Extradordinary item                       -         (1,652)         -         (1,652)
Minority interests                      2,210        1,192        7,676        1,868
                                     --------    ---------    ---------    ---------
Net loss                               (6,371)      (7,605)     (26,313)     (14,290)
                                     ========    =========    =========    =========

Net loss per common share            $ (0.14)    $  (0.20)    $  (0.64)    $  (0.37)
                                     ========    =========    =========    =========

               THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES .:
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

NOTE 6-- NOTES RECEIVABLE

In September 1990, the Company advanced the Lowell Sun Publishing Company and Lowell Sun Realty Company (collectively, the "Lowell Sun Companies") $25,650 and agreed to provide a $6,500 revolving credit facility. The loan and revolving credit facility which were originally due in March 1996 arc subject to a forbearance agreement until January 2, 1997. Amounts bear interest at a floating rate of prime plus 1.25%. The advance is collateralized by all assets of the Lowell Sun Companies and a pledge of a majority of Lowell Sun Companies' stock. The principal balance due from the Lowell Sun Companies totaled $23,575 at both September 30, 1996 and December 31, 1995.

NOTE 7 -- LONG-TERM DEBT

At September 30, 1996 and December 31, 1995, long-term debt consists of the following:

                                                                           September 30,  December 31,
                                                                               1996           1995
                                                                             --------       --------
Revolving credit and term loan facility at rates of interest averaging
  7.91% in 1996 and 7.52% in 1995, respectively                              $150,000       $234,298
Industrial revenue bonds ("IRB") payable at various rates of interest
  averaging 3.5% payable through December 2022                                  9,800          9,800
                                                                             --------       --------

  Total long-term debt                                                       $159,800       $244,098
Less current installments                                                         100            100
                                                                             --------       --------
  Long-term debt, excluding current installments                             $159,700       $243,998
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

Effective October 8, 1996, the Credit Agreement was amended to reduce the $300,000 revolving credit facility to $150,000 and to allow for the merger of the Company with Belo (see note 3).

In connection with the Credit Agreement, the Company maintains an interest rate swap arrangement in the notional amounts of $200,000 in 1996, $175,000 in 1997 and $150,000. in 1998 and 1999. The Company recorded additional

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

interest expense associated with the swap during the quarter and nine months ended September 30, 1996 of $595 and $1,755, respectively and $359 and $699 for the corresponding 1995 periods. The fair value of interest rate swaps is the amount at which they could be settled, based upon estimates obtained from dealers. At September 30, 1996, the Company would be required to pay approximately $1,849 to settle outstanding interest rate swaps.

NOTE 8 -- NET INCOME (LOSS) PER SHARE AND DIVIDENDS PER COMMON SHARE

Net income (loss) per share is based on the weighted average number of shares of Class A and Class B common stock outstanding during the period. Restricted stock units and stock options are both considered common stock equivalents. Common stock equivalents were anti-dilutive for all periods in which the common stock equivalents were outstanding. There were no other dilutive securities outstanding at September 30, 1996. Accordingly, only basic earnings per share is presented in the income statement.

Cash dividends of $0.0636 per share were declared and paid in the first quarter of 1996. A special dividend of $0.1907 per share was declared and paid in the quarter ended June 30, 1996. Dividends of $0.0636 per share were declared and paid in each of the first, second and third quarters of 1995.

NOTE 9 -- STOCK-BASED COMPENSATION PLANS

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

In the first quarter of 1996, the Company recorded a charge to continuing operations of $11,397 and a pre-tax charge to discontinued operations of $5,421 to reflect the vested amount of an estimated $20,530 adjustment to the stock-based compensation plans. Of the $3,712 which was unvested at March 31, 1996, $1,273 became vested in each of the second and third quarters of 1996. The $20,530 adjustment to the stock-based compensation plans was pursuant to which participants in the Company's incentive stock units plan ("IUP"), restricted stock unit plan ("RSU") and certain stock option plans ("Option Plans") would receive additional consideration to the extent the value ascribed to the Company's former cable operations had increased upon a final determination. The Company's cable operations were merged with Continental Cablevision, Inc. ("Continental") in October, 1995 (the "Continental Merger"). Continental and US West Media Group ("UMG") jointly announced a merger of their operations in February, 1996 (the "US West Merger").

On October 9, 1996, U.S. West and Continental announced the terms under which they expect to close their merger. Assuming trading values of UMG common stock at that date, the Company would record a $6.3 million credit (or approximately $4.1 million, net of tax) to the income statement upon settlement of certain affected stock-based compensation programs to reflect the partial reversal of previously recorded expense related to these plans. Of the $6.3 million, $4.3 million would be included in continuing operations and $2.0 million in discontinued operations. The ultimate adjustment to stock-based compensation, if any, will be reflected in the income statement upon settlement of the affected compensation plans, expected to be in the fourth quarter of 1996. This final amount of additional consideration will be paid in cash. Following the payout of the additional consideration, the IUP will be fully liquidated and terminated.

Pursuant to the Company's merger agreement with Belo, all outstanding stock options will be settled in cash by Belo at the closing of the Belo Merger. See note 3.

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

At the end of September, the Company issued 542,753 shares of Class A common stock to holders of units in settlement of the RSU Plan which became fully vested at that time.


The following table sets forth information relative to these stock-based compensation plans:

                                                                        Option Plans
                                                                        ------------
                                                   1994           1995            1996          Restricted
                                                   ----           ----            ----          ----------
                                                 Options         Options         Options       Stock Units
                                                 -------         -------         -------       -----------

Options outstanding at December 31, 1995         280,350         376,200             -           567,450
Options granted in 1996                                                          993,150
Options canceled                                  (2,250)            -            (6,300)            -
Options exercised                                (25,200)            -               -               -
Stock issued                                                                                    (542,753)
Adjustments - taxes on units                                                                     (24,697)
Options outstanding at September 30, 1996        252,900         376,200         986,850             -
                                                ========        ========        ========         =======
Options exercisable at September 30, 1996        147,824         114,301             -               -
                                                ========        ========        ========         =======
Option exercise price                           $   1.47        $  11.27        $  15.00             -
                                                ========        ========        ========         =======

NOTE 10 -- NEWSPAPER RESTRUCTURING

In the first and second quarter of 1996, the Company recorded additional charges to operations of approximately $1,150 and $1,334, respectively, relating to early retirement costs and voluntary separation benefits in connection with the plan of reorganization and restructuring of the Company's Publishing business adopted by the Company in the fourth quarter of 1995 (the "Newspaper Restructuring") at which time a $6,800 charge was recorded. No additional expenses were incurred in the third quarter of 1996.

NOTE 11 -- INCOME TAXES

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

                 THE PROVIDENCE JOURNAL COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

NOTE 12 -- CONTINGENT LIABILITIES

On January 17, 1995, Cable LPI. Inc. ("Cable LP") brought a declaratory judgment action against Providence Journal Company, ("Old PJC"), Colony Communications, Inc., ("Colony"), and Dynamic CableVision, Inc. ("Dynamic") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony was a cable television subsidiary of Old PJC, which was transferred to Continental in connection with the Continental Merger. This case relates to the Dynamic Partnership, in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claimed that (i) Dynamic was obligated to offer to sell Dynamic's general partnership interest to Cable LP before Old PJC entered into the Merger Agreement with Continental and (ii) Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP sought a declaration by the court that the right of first refusal it is asserting applies.

A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995. A final declaratory judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, Dynamic and Colony to negotiate with Cable LP on a price to transfer Dynamic's interest in the general partnership to Cable LP. The Company appealed this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a hearing was held on the Company's motion to stay. At such hearing, the judge declined to grant or deny the Company's motion to stay at that time.

In the event that, as a result of such litigation, Dynamic is ultimately required to sell its interest in the Dynamic Partnership to Cable LP, the Continental Merger agreement provides that the Company will pay to Continental simultaneously with the closing of such sale an amount equal to the sum of (i) the amount (if any) by which the consideration received by Dynamic for the sale of such interest is less than $115 million plus (ii) the taxes which would have been payable assuming the purchase price for such interest equaled $115 million. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. Should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net proceeds received from the disposal of the cable assets in 1995 pursuant to the Continental Merger agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the Continental Merger agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position.

NOTE -- 13 SUBSEQUENT EVENT

On October 2, 1996, the owners of Linkatel Pacific, LP ("Linkatel") an alternative access business in Orange County, CA signed a definitive agreement to sell that business to Next.link Communications LLC for $42.5 million. The transaction was simultaneously closed in escrow pending California Public Utility Commission approval. The Company's interest in Linkatel is valued at approximately $14.5 million in this transaction. The sale will result in an estimated pre-tax gain of approximately $10 million (or approximately $7 million, net of tax) upon final closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following unaudited tables present a summary of financial results and other data for the quarter and nine months ended September 30, 1996 and 1995 on a consolidated basis and for each of the Company's three segments: Broadcasting, Publishing and Programming and Electronic Media. The information should be read in conjunction with the condensed consolidated financial statements of the Company and respective notes thereto, included elsewhere in this document.

  SUMMARY OF FINANCIAL RESULTS - CONSOLIDATED


                                                            Quarter Ended         Nine Months Ended
                                                            September 30,           September 30,
                                                        --------------------     ---------------------
                                                           1996       1995        1996          1995
                                                        --------     -------     --------     --------
OPERATING DATA:                                                    (dollars in thousands)
Revenues:
  Broadcasting                                          $ 51,652     $42,486     $149,819     $128,557
  Publishing                                              31,739      30,294       95,176       92,967
  Programming and Electronic Media                         4,567         790        9,412        2,209
                                                        --------     -------     --------     --------
                                                          87,958      73,570      254,407      223,733
                                                        --------     -------     --------     --------
Expenses:
  Operating and administrative expenses:
    Broadcasting                                          32,619      29,685       94,504       86,244
    Publishing, excluding Newspaper Consolidation
     and Newspaper Restructuring Costs                    25,189      27,852       79,468       84,073
    Programming and Electronic Media                      15,765       1,064       35,395        2,958
    Corporate                                              3,149       2,699        9,356        9,233
                                                        --------     -------     --------     --------
                      Total                               76,722      61,300      218,723       82,508
  Depreciation and amortization                           11,238       8,086       32,129       24,072
  Stock-based compensation                                 1,605         (51)      14,941        1,946
  Pension expense                                            273         356          701          747
  Newspaper Consolidation Costs
   and Newspaper Restructuring Costs(1)                      -         4,125        2,484        6,424
                                                        --------     -------     --------     --------
                      Total expenses                      89,838      73,816      268,978      215,697
                                                        --------     -------     --------     --------

Operating income (loss)                                   (1,880)       (246)     (14,571)       8,036

  Interest expense                                        (4,226)     (2,064)     (15,246)      (7,377)
  Equity in loss of affiliates (2)                          (848)     (1,513)      (3,521)      (4,538)
  Other income, net                                        1,550       1,673        4,285        2,955
                                                        --------     -------     --------     --------
Loss from continuing operations
   before income taxes                                    (5,404)     (2,150)     (29,053)        (924)
  Income tax expense (benefit)                             3,177         453       (2,200)       2,563
                                                        --------     -------     --------     --------
Loss from continuing operations                           (8,581)     (2,603)     (26,853)      (3,487)
  Loss from early extinguishment of debt, net of tax         -        (1,652)          -        (1,652)
  Discontinued operations, net of tax                        -           -         (3,578)        -
                                                        --------     -------     --------     --------
Loss before minority interests                            (8,581)     (4,255)     (30,431)      (5,139)
  Minority interests                                       2,210        (598)       6,253       (2,559)
                                                        --------     -------     --------     --------
Net loss                                                $ (6,371)    $(4,853)    $(24,178)    $ (7,698)
                                                        ========     =======     ========     ========
OTHER DATA:
EBITDA (3):
  Broadcasting                                          $ 19,033     $12,801     $ 55,315     $ 42,313
  Publishing                                               6,550       2,442       15,708        8,894
                                                        --------     -------     --------     --------
       Core EBITDA                                        25,583      15,243       71,023       51,207
  Programming and Electronic Media                       (11,198)       (274)     (25,983)        (749)
  Corporate                                               (3,149)     (2,699)      (9,356)      (9,233)
                                                        --------     -------     --------     --------
                      Total EBITDA                      $ 11,236     $12,270     $ 35,684     $ 41,225
                                                        ========     =======     ========     ========

Notes to table
--------------------
(1)  See notes 1 and 2 of the table "Summary of Financial Results - Publishing"
(2)  Includes equity in loss of Linkatel Pacific, L.P. of $ 323 and $239 for the third quarter 1996 and 1995 and $936 and $625 for the nine months 1996 and
     1995 respectively.
(3)  EBITDA is defined by the Company as operating income (loss) plus Newspaper
     Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


 SUMMARY OF FINANCIAL RESULTS - BROADCASTING

                                              Quarter Ended            Nine Months Ended
                                              September 30,               September 30,
                                           --------------------      ----------------------
                                            1996         1995          1996          1995
                                           -------      -------      --------      --------
                                                        (dollars in thousands)
OPERATING DATA:
Revenues:
  National                                 $25,267      $22,457      $ 70,989      $ 64,531
  Local and regional                        31,463       23,594        92,822        75,373
  Other                                      3,097        3,067         9,473         8,638
  Agency commissions                        (8,175)      (6,632)      (23,465)      (19,985)
                                           -------      -------      --------      --------
           Net revenues                     51,652       42,486       149,819       128,557
                                           -------      -------      --------      --------

Expenses:
  Operating and administrative expenses     32,619       29,685        94,504        86,244
  Depreciation and amortization              6,849        5,120        20,370        15,017
                                           -------      -------      --------      --------
           Total expenses                   39,468       34,805       114,874       101,261
                                           -------      -------      --------      --------

Operating income                           $12,184      $ 7,681      $ 34,945      $ 27,296
                                           =======      =======      ========      ========

OTHER DATA:
  EBITDA (1)                               $19,033      $12,801      $ 55,315      $ 42,313
  EBITDA as percentage of net revenues        36.8%        30.1%         36.9%         32.9%

     Corporate expense allocations             172          164           514           538
     Program rights amortization             4,500        4,265        13,321        12,877
     Program rights payments                (4,389)      (3,736)      (12,936)      (11,839)
                                           -------      -------      --------      --------
  Broadcast Cash Flow (2)                  $19,316      $13,494      $ 56,214      $ 43,889
                                           =======      =======      ========      ========

Notes to table
----------------------
(1) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. Neither EBITDA nor Broadcast Cash Flow (defined below) is intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

(2) Broadcast Cash Flow is defined by the Company as Broadcasting EBITDA plus corporate expense allocations, plus program rights amortization less program rights payments. See also note 1 to this table.


SUMMARY OF FINANCIAL RESULTS. PUBLISHING

                                                       Quarter Ended            Nine Months Ended
                                                       September 30,              September 30,
                                                   ---------------------      ---------------------
                                                     1996         1995         1996          1995
                                                   --------     --------      --------     --------
                                                                (dollars in thousands)
OPERATING DATA:
Revenues:
  Advertising                                      $ 22,887     $ 21,632      $ 69,015     $ 67,018
  Circulation                                         8,492        8,077        25,023       23,996
  Other                                                 360          585         1,138        1,953
                                                   --------     --------      --------     --------
      Total revenues                                 31,739       30,294        95,176       92,967

Expenses:
  Operating and administrative expenses              25,189       27,852        79,468       84,073
  Depreciation                                        2,657        2,667         8,008        8,166
                                                   --------     --------      --------     --------
      Total expenses                                 27,846       30,519        87,476       92,239
                                                   --------     --------      --------     --------

Operating income (loss) before newspaper
      consolidation and newspaper restructuring
      costs                                           3,893         (225)        7,700          728
Newspaper Consolidation Costs (1) and
  Newspaper Restructuring Costs (2)                     -         (4,125)       (2,484)      (6,424)
                                                   --------     --------      --------     --------

Operating income (loss)                            $  3,893     $ (4,350)     $  5,216     $ (5,696)
                                                   ========     ========      ========     ========

OTHER DATA:
EBITDA (3)                                         $  6,550     $  2,442      $ 15,708     $  8,894
EBITDA as a percentage of revenues                     20.6%         8.1%         16.5%         9.6%
                                                   ========     ========      ========     ========

Average Net Paid Circulation:
  Daily                                             171,526      177,220       171,048      180,663
  Sunday                                            247,215      259,792       248,900      260,696

Notes to table
--------------------
(1) Newspaper Consolidation Costs are those costs incurred in 1995 to consolidate the Company's morning and afternoon daily newspapers into one daily newspaper (the "Newspaper Consolidation").
(2) Newspaper Restructuring Costs are estimated severance costs associated with the Newspaper Restructuring. In the fourth quarter of 1995, a charge to operations of $6,800 was recorded pursuant to this plan. In the first and second quarters of 1996, such costs increased approximately $1,150 and $1,334, respectively.
(3) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


SUMMARY OF FINANCIAL RESULTS - PROGRAMMING AND ELECTRONIC MEDIA
                                              Quarter Ended          Nine Months Ended
                                               September 30,           September 30,
                                          --------------------     --------------------
                                            1996        1995         1996        1995
                                          --------     -------     --------     -------
                                                       (dollars in thousands)
OPERATING DATA:
Revenues                                  $  4,567     $   790     $  9,412     $ 2,209
Operating expenses                          15,765       1,064       35,395       2,958
Depreciation and amortization                1,490          31        3,058          92
                                          --------     -------     --------     -------
  Operating loss                          $(12,688)    $  (305)    $(29,041)    $  (841)
                                          ========     =======     ========     =======

EQUITY IN LOSS OF AFFILIATES
AHN (1)                                       -           (290)         -          (805)
TVFN (2)                                      -           (922)     (1,078)      (2,946)
Peapod, LP                                    (344)        -          (966)         -
Partner Stations Network                      (181)        (62)        (541)       (162)
                                          --------     -------     --------     -------
    Total equity in loss of affiliates    $   (525)    $(1,274)    $ (2,585)    $(3,913)
                                          ========     =======     ========     =======

OTHER DATA:
EBITDA (3)                                $(11,198)    $  (274)    $(25,983)    $  (749)
                                          ========     =======     ========     =======

Programming and Electronic Media operating businesses include:


                                       Amounts Invested         Cumulative Amounts
                                          in Quarter             Invested Through       Ownership % as of
                                   Ended September 30, 1996     September 30, 1996     September 30, 1996
                                   ------------------------     ------------------     ------------------
CONSOLIDATED BUSINESSES:
 AHN (1)                                $  -                       $ 35,250                  65%
 TVFN (2)                                3,200                       47,900                  46%
 NWCN                                      826                        7,877                 100%
projo.com (formerly
"Rhode Island Horizons")                   175                        1,219                 100%
                                        ------                     --------
   Subtotal                              4,201                       92,246
                                        ------                     --------

INVESTMENTS IN AFFILIATES:
 Peapod, LP                                -                          6,338                  15%
 Partner Stations Network, L.P.            147                        2,105                  16%
                                        ------                     --------
   Subtotal                                147                        8,443
                                        ------                     --------
OTHER:
 StarSight Telecast, Inc.                  -                          5,939                   5%
                                        ------                     --------
Total Investments                       $4,348                     $106,628
                                        ======                     ========


Note to tables
--------------
(1) AHN was consolidated into the Company's results of operations effective January 1, 1996. During the second quarter of 1996, other investors invested approximately $12,000 in AHN.
(2) TVFN was consolidated into the Company's results of operations effective May 1, 1996. In the second quarter, the Company purchased the equity ownership interests held by two of the TVFN partners for $24,050; investments in the third quarter of 1996 were to fund the Company's share of TVFN operating losses.
(3) EBITDA is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs and Newspaper Restructuring Costs plus depreciation, amortization, stock-based compensation, and pension expense. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


The following table presents a summary of the Company's capitalization as of September 30, 1996:

     SUMMARY - CAPITALIZATION OF THE COMPANY

                                                                          As of
                                                                   September 30, 1996
                                                                   ------------------
                                                                 (dollars in thousands)

     Long-term debt, including current installments:
      Revolving credit and term loan facility                           $150,000
      Industrial Revenue Bonds                                             9,800
                                                                        --------
             Total Long-term debt, including current installments        159,800
                                                                        --------

     Less cash and short-term investments (1)
      Cash and cash equivalents                                           11,350
      Short-term investments                                               3,349
                                                                        --------
                                                                          14,699
                                                                        --------
     Net Debt                                                            145,101
     Stockholders' Equity                                                362,376
                                                                        --------
     Total capitalization                                               $507,477
                                                                        ========

     (1) Excludes investment in StarSight Telecast, Inc. which had a cost basis of $5,939 and a fair market value of $6,632 at September 30, 1996.

                                       15

RECENT DEVELOPMENTS

Subsequent to September 30, 1996, the following significant developments have occurred:

Clarification of terms of US West Media Group ("UMG") and Continental Merger

As discussed in note 9 to the condensed consolidated financial statements, on October 9, 1996 US West and Continental announced the terms under which they expect to close their merger. Assuming current trading values of UMG common stock on that date, the Company would record a $6.3 million credit (or approximately $4.1 million, net of tax) to the income statement upon settlement of certain affected stock-based compensation plans to reflect the partial reversal of previously recorded expense related to these plans. Of the $6.3 million, $4.3 million would be included in continuing operations and $2.0 million in discontinued operations. The ultimate adjustment to stock-based compensation, if any, will be reflected in the income statement upon settlement of the affected compensation plans, expected to be in the fourth quarter of 1996.

Linkatel Pacific, LP sale

On October 2, 1996, the owners of Linkatel an alternative access business in Orange County, CA signed a definitive agreement to. sell that business to Nextlink Communications LLC for $42.5 million. The transaction was simultaneously closed in escrow pending California Public Utility Commission approval. The Company's interest in Linkatel is valued at approximately $14.5 million in this transaction. The sale will result in an estimated pre-tax gain of approximately $10 million (or approximately $7 million, net of tax) upon final closing.

DEVELOPMENTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Merger with A.H. Belo Corporation

On September 26, 1996, the Company signed a definitive agreement to merge with Belo. The exchange ratio in the transaction is .5333 share of Belo series A common stock plus $12.33 for every share of the Company's common stock. Shareholders will have the ability to select this exact mixture of consideration or, alternatively, all cash or all stock. Cash and stock elections will be subject to proration. The value of each package will be identical based on the value of the Belo series A common stock. This value will be determined during a pricing period prior to the effective time. The deal is subject to shareholder, FCC, and various other approvals.

Initial Public Offering

On June 25, 1996, the Company raised $106.3 million, net of underwriters' commission, in an initial public offering and direct placement of its Class A Common stock. The number of Class A shares sold to the public in the underwritten offering was 7,125,000 and the number of Class A shares sold to eligible employees in the direct placement program was 450,000. Expenses associated with the offering were approximately $2.2 million. On July 10, 1996, the Company issued an additional 1,068,750 Class A shares and raised an additional $15.0 million, net of underwriters' commission pursuant to the exercise of an overallotment option granted to the underwriters by the Company. The net proceeds from the offerings were used to repay a portion of the Company's outstanding debt.

Increased Ownership Interest in Television Food Network, G.P.

As discussed in note 5 to the condensed consolidated financial statements, in May 1996, the Company purchased the equity partnership interests held by Landmark and Scripps, two of the partners of TVFN, for respective purchase prices of approximately $12.6 million and $11.4 million. Prior to such purchase, Landmark and Scripps each owned a 10.8% and 9.7% general parmership interest, respectively, in TVFN. The Company's investment in TVFN through September 30, 1996, including these purchases and funding of its share of operating losses, totaled $47.9 million, which represents an equity interest of approximately 46%. The Company now holds three of the five voting seats on the TVFN management committee. As a result of the purchases, TVFN became a controlled subsidiary of the Company and was consolidated into the Company's results of operations beginning in May, 1996.

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

Execution of a Local Marketing Agreement -- KONG(TV) in Seattle, Washington

In May 1996, the Company entered into a ten-year local marketing agreement ("LMA") with KONG (TV) ("KONG"), which holds a permit to construct a television station in the Seattle, Washington market, and has an option to purchase the station at an agreed upon exercise price payable at the Company's option in cash or in shares of the Company's class A common stock. The option is exercisable by either the Company or KONG after such time as the FCC permits ownership of two television stations in a single market. The present duopoly rules prohibit attributable interests in two television stations in the same designated market area. Although the FCC is currently reviewing ownership rules, there can be no assurance that the FCC will change or repeal the duopoly rules. Under the agreement, the Company will spend approximately $2.0 million for equipment in the first year and, once operational, will provide annual programming and marketing services to the LMA station pursuant to which the Company will receive all advertising revenues. Until the option to purchase the station is exercised, the Company is required to make annual payments to KONG of approximately $0.4 million in years one through five and $0.7 million in years six through ten of the contract term.

Execution of a Local Marketing Agreement -- KSKN- TV in Spokane, Washington

At the end of June, 1996 the Company entered into a ten-year LMA with KSKN-TV ("KSKN"), channel 22 in Spokane, Washington and has an option to purchase the station at an agreed upon exercise price payable at the Company's option in cash or in shares of the Company's Class A common stock. The option is exercisable by either the Company or KSKN after such time as the FCC permits ownership of two television stations in a single market. Under the agreement, the Company will spend approximately $1.5 million for equipment and will provide annual programming and marketing services to the LMA station pursuant to which the Company will receive all advertising revenues. Until the option to purchase the station is exercised, the Company is required to make annual payments to KSKN of approximately $0.24 million per year through October, 1997 and $0.36 million per year thereafter.

Litigation

As discussed in note 12 to the condensed consolidated financial statements, a declaratory judgment action was brought by Cable LP on January 17, 1995, against Old PJC, among other parties, claiming that a subsidiary of Colony, a wholly owned subsidiary of Old PJC, had breached a right of first refusal entitling Cable LP to purchase a general partnership interest in a cable system transferred to Continental in connection with the merger agreement. A final declaratory judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, Dynamic and Colony to negotiate with Cable LP on a price to transfer Dynamic's interest in the general partnership to Cable LP.

The Company has appealed this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June 10, 1996, a hearing was held on the Company's motion to stay. At such hearing, the judge declined to grant or deny the Company's motion to stay at that time. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. In accordance with applicable accounting principles, should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net proceeds received from the disposal of the cable assets in 1995 pursuant to the merger agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the merger agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility.

RESULTS OF OPERATIONS-QUARTER & NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Consolidated

Consolidated revenues for the third quarter of 1996 increased 19.6% to $88.0 million from $73.6 million for the same period last year. Revenues for the nine months ended September 30, 1996 were $254.4 million, an increase of 13.7%, compared to $223.7 million for the 1995 period. Continued strong growth in the third quarter of 1996 in Broadcasting revenues contributed significantly to the increase in consolidated revenues for the period. Broadcasting revenues for the quarter increased 21.6% to $51.7 million for the 1996 period compared to $42.5 million for the 1995 period. Broadcasting revenues for the nine months ended September 30, 1996 of $149.8 million are 16.5% greater than Broadcasting revenues of $128.6 million for the same period in 1995. Publishing revenues of $31.7 million for the third quarter of 1996 have improved $1.4 million, or 4.8%, over the third quarter of 1995 revenues of $30.3 million, reflecting improved economic conditions in the Rhode Island economy. The third quarter's results led to an overall increase of $2.2 million in Publishing revenues to $95.2 million from $93.0 million for the nine months ended September 30, 1996 and 1995, respectively. Programming and Electronic Media segment revenues of $4.6 million for the quarter and $9.4 million for the nine months ended September 30, 1996 have increased over revenues for the same 1995 periods of $0.8 million and $2.2 million, respectively, primarily due to the consolidation of TVFN in May, 1996. The remaining businesses in the Programming and Electronic Media segment are in the early development phase of operations.

Consolidated operating and administrative expenses increased $15.4 million for the third quarter of 1996 primarily due to the effects of consolidating AHN since January 1, 1996 and TVFN since May 1, 1996, which together added $13.7 million in operating and administrative expenses to the third quarter of 1996 in the Programming and Electronic Media segment. For the nine months ended September 30, 1996, AHN and TVFN added $29.1 million in operating and administrative expense causing a 19.8%, or $36.2 million increase in consolidated operating and administrative expenses for the 1996 nine months over the same period last year. Broadcasting operating and administrative expenses increased 9.9% for the quarter and 9.6% for the nine months ended September 30, 1996 over the same periods last year due primarily to Olympic promotional costs during the third quarter and the incremental costs of a start-up news operation in Honolulu. Publishing operating and administrative expenses decreased 9.6%, or $2.7 million, for the third quarter of 1996 compared to 1995 and decreased 5.5%, or $4.6 million, for the nine months ended September 30, 1996 to $79.5 million from $84.1 million for the 1995 period primarily due to net payroll and related cost savings from the Newspaper Consolidation and Newspaper Restructuring and reductions in newsprint expense. Corporate operating and administrative expenses for the third quarter of 1996 increased slightly over of the 1995 period and remained relatively flat for the nine months ended September 30, 1996 compared with the same period in 1995.

Consolidated depreciation and amortization expense increased $3.1 million for the third quarter of 1996 to $11.2 million from $8.1 million in the 1995 period and increased $8.0 million to $32.1 million from $24.1 million for the nine months ended September 30, 1996. The increases are due primarily to the additional amortization expense in 1996 of approximately $1.8 million per quarter attributable to the step-up in carrying value of the intangible assets acquired in the October, 1995 acquisition of the Company's joint venture partner's interest in KHC (the "Kelso Buyout"). The consolidation of TVFN and AHN contributed $1.1 million and $2.4 million to the increase in depreciation expense for the quarter and nine months ended September 30, 1996.

In the first quarter of 1996, the Company recorded an $11.4 million charge (of which $10.1 million related to the IUP plan) to continuing operations and a $5.4 million (pre-tax) charge to discontinued operations to reflect the vested portion of an estimated $20.5 million adjustment to stock-based compensation plans. Of the $3.7 million which was unvested at March 31, 1996, $1.3 million became vested and was charged to operations in each of the second and third quarters of 1996. The $20.5 million adjustment to the stock-based compensation plans reflects additional consideration which participants in the Company's IUP, restricted stock unit plan and certain stock option plans will receive to the extent the value ascribed to the Company's former cable operations has increased upon a final determination. The Company's cable operations were merged with Continental in October, 1995. In February, 1996, Continental and US West Media Group jointly announced the US West Merger. The final amount of additional consideration is subject to the closing of the US West Merger, expected by the end of 1996. As discussed in note 9 and under "-Recent Developments" above, at recent trading values of UMG common stock the amount paid would be $6.3 million less than that which has been recorded as expense by the Company under these plans. The ultimate adjustment to the income statement, if any, will be determined at the closing of the US West/Continental merger and simultaneous settlement of these affected plans.


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


                                              Employee        Outplacement
                                           Severance Costs   & Other costs       Total
                                           ---------------   -------------       -----

Balance at December 31, 1995                    $ 6.5           $  0.3           $  6.8
  Charge to first quarter operations              1.1                               1.1
  Charge to second quarter operations             1.3                               1.3
  Utilization of accrual                         (0.5)            (0.2)            (0.7)
  Funding by pension plan                        (6.3)                             (6.3)

                                                -----           ------           ------
Balance at September 30, 1996                   $ 2.1           $  0.1           $  2.2
                                                =====           ======           ======

The remaining costs in the accrual are expected to be paid over several years extending to the year 2004 in accordance with terms of applicable severance packages.

The Newspaper Restructuring and the Newspaper Consolidation are expected to generate combined savings of approximately $11.0 million per year and a net full-time equivalent ("FIE") reduction of 175 of the Publishing work force.

Interest expense increased $2.1 million m $4.2 million for the third quarter of 1996 from $2.1 million in the same period last year and increased $7.8 million to $15.2 million for the nine months ended September 30, 1996 from $7.4 million for the same period in 1995 due to increased interest charged to continuing operations in the 1996 period. In 1995, approximately 75% of the debt was attributable to cable operations and accordingly the related interest expense was allocated to discontinued cable operations. Effective interest rates were 8.9% for the quarter and 8.3% year to date for 1996 compared to 8.0% for the 1995 quarter and 8.6% for the 1995 nine month period.

As a result of the additional stock-based compensation expense, additional Newspaper Restructuring charges, and consolidations of AHN and TVFN together offsetting the operating results of Broadcasting and Publishing, the loss from continuing operations for the third quarter and nine months ended September 30, 1996 was $8.6 million and $26.9 million, respectively, compared to loss from continuing operations of $2.6 million and loss of $3.5 million, respectively for the same periods in 1995. The minority interest credits of $2.2 million and $6.3 million for the quarter and nine months in 1996, respectively, represents the minority partners' share of AHN and TVFN losses for those periods. The minority interest charges of $0.6 million and $2.6 million, respectively, in the 1995 periods represent the minority partner's share of King Holding Corp. ("KHC") income for those periods in 1995. Including the discontinued operations charge discussed above, net loss for the third quarter and nine months ended September 30, 1996 was $6.4 million and $24.2 million, respectively, compared to net loss of $4.9 million for third quarter of 1995 and $7.7 million for the nine months ended September 30, 1995.

Consolidated EBITDA (defined below), excluding Programming and Electronic Media and corporate expenses ("Core EBITDA") increased substantially at 67.8% to $25.6 million in the third quarter of 1996 from $15.2 million in the third quarter of 1995 leading to a year to date increase of 38.7% to $71.0 million for the nine months ended September 30, 1996 from $51.2 million for the same period in 1995. Broadcasting experienced 48.7% EBITDA growth in the third quarter of 1996 to $19.0 million from $12.8 million in the 1995 period. For the nine months ending September 30, 1996 and 1995, Broadcasting EBITDA was $55.3 million and $42.3 million, respectively, an increase of 30.7%. Broadcasting EBITDA margins for the quarter and nine months ended September 30, 1996 improved to 36.8% and 36.9%, respectively. Publishing EBITDA increased $4.1 million, or 168.2%, in the third quarter of 1996 and grew 76.6% for the nine month 1996 period to $15.7 million from $8.9 million in the nine month 1995 period. Primarily because of the consolidation of the start-up venture AHN and NWCN in 1996 and losses at TVFN, the Programming and Electronic Media segment EBITDA was a loss of $11.2 million in the third quarter of 1996 and a loss of $26.0 million for the nine months ended September 30, 1996. EBITDA, a common performance indicator used in the industry, is defined by the Company as operating income (loss) plus Newspaper Consolidation Costs, Newspaper Restructuring Costs, depreciation, amortization, stock-based compensation, and pension expense. EB1TDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

Broadcasting

Broadcasting consists of nine owned and operated stations and four (one of which is under construction) stations operated under LMAs in which the Company provides marketing and programming services. These thirteen stations serve markets in Seattle, WA; Portland, OR; Charlotte, NC; Albuquerque, NM; Louisville, KY; Honolulu, HI; Spokane, WA; Tucson, AZ; and Boise, ID. The KONG and KSKN LMAs did not contribute significantly to the operating results for the quarter or nine months ended September 30, 1996 as these were not fully operational for these periods.

Broadcasting revenues for the quarter increased 21.6% to $51.7 million for the 1996 period compared to $42.5 million for the 1995 period. Coupled with the 11.6% increase exhibited in the first quarter of 1996 and 16.2% increase in the second quarter of 1996, Broadcasting revenues for the nine months ended September 30, 1996 of $149.8 million are 16.5% greater than Broadcasting revenues of $128.6 million for the same period last year. Net revenues from the Company's NBC affiliates increased 28.5% for the quarter and 21.9% year to date for 1996 over the 1995 periods. Net revenue growth for the third quarter of 1996 was balanced across all network affiliates. Net revenue growth for the third quarter of 1996 was particularly strong in Seattle (14.2%), Charlotte (48.0%), Honolulu (67.7%), Spokane (23.8%) and Boise (24.1%). Net revenues in Louisville grew 9.6% and the Fox affiliates in Albuquerque and Tucson were slightly down for the third quarter of 1996. National advertising revenues increased 12.5% for the third quarter of 1996 to $25.3 million from $22.5 million for the 1995 period. Local and regional advertising increased 33.4% in the third quarter of 1996 to $31.5 million from $23.6 million for the same period in 1995. Coverage of the Summer Olympics contributed approximately $4.0 million in incremental revenue and political revenue contributed approximately $2.5 million in incremental revenue for the third quarter of 1996. For the nine months ended September 30, 1996, Broadcasting national advertising revenues increased 10.0% to $71.0 million from $64.5 million for the 1995 period and local and regional advertising increased 23.2% to $92.8 million from $75.4 million over the same period last year.

Broadcasting operating and administrative expenses increased 9.9% to $32.6 million in the third quarter of 1996 from $30.0 million for the 1995 period and increased 9.6% for the nine months ended September 30, 1996 to $94.5 million compared to $86.2 million for the same period last year. This increase reflects the incremental costs of a start-up news operation and promotion expenses in Honolulu (required by KHNL's affiliation switch from Fox to NBC on January 1,
1996) coupled with the increased news costs associated with weather coverage in the Northwest. Contributing to the increase in the third quarter of 1996 are over $1.0 million of one-time costs associated with the coverage and promotion of the Summer Olympics as well as sports related costs in Seattle and Tucson. Depreciation and amortization expense increased $1.7 million for the quarter and $5.3 million for the nine months ended September 30, 1996 compared to the 1995 periods reflecting the increased amortization associated with the step-up in carrying value of intangible assets acquired in the Kelso Buyout.

Operating income for the third quarter of 1996 increased $4.5 million to $12.2 million in 1996 from $7.7 million in 1995. Year to date operating income for the Broadcasting segment is $34.9 million for the 1996 period compared to $27.3 million for the 1995 period, an increase of 28.0%.

Broadcasting experienced a 48.7% EBITDA growth in the third quarter of 1996 to $19.0 million from $12.8 million in the 1995 period. This $6.2 million increase in EBITDA represents a 67.4% margin on the $9.2 million increase in revenues for the quarter. For the nine months ending September 30, 1996 and 1995, Broadcasting EBITDA was $55.3 million and $42.3 million, respectively, an increase of 30.7%. Broadcasting EBITDA margins for the quarter and nine months ended September 30, 1996 improved to 36.8% and 36.9%, respectively. The NBC affiliated stations showed a 71.2% growth in 1996 third quarter EBITDA and 46.8% growth for the 1996 nine month EBITDA over the same periods last year. The ABC affiliated stations showed a 44.4% growth in 1996 third quarter EBITDA and 7.3% growth for the 1996 nine month EBITDA over the same periods last year. Broadcast Cash Flow, which represents Broadcasting EBITDA adjusted to add back corporate expense allocations plus program rights amortization less program rights payments, similarly grew 43.1% for the 1996 third quarter and 28.1% for the 1996 nine months compared to the same 1995 periods. Broadcast Cash Flow is not, however, intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP as an indicator of the Company's operating performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

Publishing

Publishing revenues of $31.7 million for the third quarter of 1996 have improved $1.4 million, or 4.8%, over the third quarter of 1995 revenues of $30.3 million due in part to improving economic conditions in Rhode Island. Advertising revenues improved in the third quarter of 1996 and are 5.8% greater than the third quarter of 1995. As a result of price increases and the Newspaper Consolidation in July of 1995, average daily circulation for the nine months ended September 30, 1996 decreased 5.3% to 171,048 from an average of 180,663 for the nine months ended September 30, 1995. Average Sunday circulation for the 1996 nine months was 248,900, down 4.5% from 260,696 for the same period last year, largely because of increased price. Despite the decline in circulation levels, circulation revenues are up 5.1% for the third quarter and 4.3% for the nine months ended September 30, 1996 as a result of price increases. Steady growth in the first nine months has led to an overall increase of $2.2 million in Publishing revenues to $95.2 million from $93.0 million for the nine months ended September 30, 1996 and 1995, respectively.

Publishing operating and administrative expenses decreased 9.6%, or $2.7 million, for the third quarter of 1996 to $25.2 million from $27.9 million for the 1995 period and decreased 5.5%, or $4.6 million, for the nine months ended September 30, 1996 to $79.5 million from $84.1 million for the 1995 period. These declines were primarily due to payroll savings which totaled $1.2 million for the third quarter of 1996 and $3.9 million year to date primarily due to the Newspaper Consolidation and Newspaper Restructuring partially offset by a charge recorded in the third quarter of $0.6 million and $1.6 million year to date in 1996 for Publishing employee gainsharing and bonus incentives. A reduction in newsprint costs of $1.1 million in the third quarter of 1996 and $0.2 million for the nine months ended September 30, 1996 also contributed to the reduced operating expenses. Of the $1.1 million favorable newsprint variance for the third quarter of 1996 compared to 1995, $0.4 million was caused by reduced consumption and $0.7 million resulted from a 15% decrease in the average price per ton paid this quarter compared to the same quarter last year.

As previously discussed, management approved a plan of reorganization and restructuring of substantially all departments of Publishing at the end of 1995 in an effort to improve efficiencies. Under the plan, the Company targeted a reduction in work force of approximately 100 full-time equivalents through a combination of early retirement and voluntary and involuntary separation assistance plans. A charge of $6.8 million was recorded in the fourth quarter of 1995 relating to employee severance costs, outplacement, and other costs associated with the restructuring. As a result of a greater than anticipated response to the voluntary programs, management recorded an additional charge to operations of $1.1 million in the first quarter of 1996 and $1.3 million in the second quarter of 1996. The Company expects annual savings from the Newspaper Restructuring and Newspaper Consolidation to be approximately $7.0 million and $4.0 million, respectively. Substantially all costs under both these plans have been or will be paid by the Company's pension plans (in which plan assets exceed plan obligations).

Due to increased revenues and primarily due to reduced payroll and newsprint expenses during the quarter, Publishing posted a $3.9 million operating profit for the third quarter of 1996 compared to a loss of $4.4 million in 1995. For the nine months ending September 30, 1996. Publishing had operating income of $5.2 million compared to a loss of $5.7 million for the same period last year.

Publishing EBITDA increased $4.1 million, or 168.2%, in the third quarter of 1996 and grew 76.6% for the nine month 1996 period to $15.7 million from $8.9 million in the nine month 1995 period.

Programming and Electronic Media

In December, 1995 the Company launched the NorthWest Cable News ("NWCN") channel, which provides 24-hour news service to cable television viewers in Washington, Oregon, and Idaho, and in the third quarter of 1995 launched Rhode Island Horizons (renamed projo. com on October 1, 1996), its electronic on-line information service. Beginning in May, 1995, the Company made new investments in AHN, a 24-hour health cable programming channel that launched on March 25, 1996. In July, 1995, the Company invested in Peapod, an existing interactive grocery delivery service. Through the first nine months of 1996, the

Company continues to fund its share of the operations of its investment in TVFN and AHN. In 1995, the Company grouped these investments together in a new segment called "Programming and Electronic Media."

The Company made investments in its Programming and Electronic Media businesses during the quarter ended September 30, 1996, totaling $4.4 million including $3.2 million in TVFN. Total cumulative investments through September 30, 1996 in the Programming and Electronic Media segment total $106.6 million. Effective January 1, 1996, the Company consolidated its investment in AHN, and effective May 1, 1996 consolidated its investment in TVFN reflecting management's decision to expand its holdings in these entities and grow this segment. These investments were previously accounted for under the equity method of accounting. In addition to AHN and TVFN, the Company currently consolidates its wholly owned businesses NWCN and projo.com (formerly Rhode Island Horizons). On July 31, 1996, Rhode Island Horizons ceased service on the Prodigy network in order to focus attention on fully developing its web site, http://www.projo.com, which launched on October 1, 1996.

Programming and Electronic Media segment revenues of $4.6 million for quarter and $9.4 million for the nine months in 1996 have increased over revenues for the same 1995 periods of $0.8 million and $2.2 million, respectively, primarily due to the consolidation of TVFN in May, 1996. TVFN accounted for $3.0 million of the segment's revenue for the third quarter and $5.2 million for the nine months ended September 30, 1996. NWCN accounted for $0.9 million and $2.2 million of the segment's revenues for the third quarter and nine months ended September 30, 1996, respectively. The remaining businesses in the Programming and Electronic Media segment are in the early development phase of operations. Subscribers for TVFN have grown 30.7% to 17.3 million as of September 30, 1996 compared to 13.3 million as of September 30, 1995. AHN has 3.4 million subscribers and NWCN has 1.4 million subscribers as of September 30, 1996.

The effects of consolidating AHN since January, 1996 and TVFN since May, 1996, together added $13.7 million in operating and administrative expenses to the third quarter of 1996 in the Programming and Electronic Media segment. For the nine months ended September 30, 1996, AHN and TVFN added $29.1 million in operating expenses in the Programming and Electronic Media segment.

Primarily because of the consolidation of TVFN and the start-up ventures NWCN and AHN in 1996, the Programming and Electronic Media segment operating losses were $12.7 million and $29.0 million, respectively, for the third quarter and nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its working capital, debt service, capital expenditure and dividend requirements primarily through cash provided by its operating activities. Significant acquisitions or investments have historically been funded primarily through long-term debt borrowings under credit facilities.

Cash Flows from Operations

The following table identifies significant cash inflows and outflows from operations for the quarter and nine months ended September 30, 1996. It is intended to enhance the reader's understanding of, and reconciles EBITDA to, the cash flows provided by (used in) operations as presented in the Company's condensed consolidated statement of cash flows for the quarter and nine months ended September 30, 1996 included elsewhere in this Form 10-Q. Cash inflows
(outflows) from operations can be analyzed as follows (in millions):

                                                                                          Quarter        Nine Months
                                                                                           Ended            Ended
                                                                                         September        September
                                                                                          30, 1996         30, 1996
                                                                                          --------       -----------
EBITDA:
   Broadcasting                                                                           $  19.0           $  55.3
   Publishing                                                                                 6.5              15.7
   Programming and Electronic Media                                                         (11.2)            (26.0)
   Corporate                                                                                 (3.1)             (9.3)
                                                                                          -------           -------
       Total                                                                                 11.2              35.7

   Program rights amortization                                                                4.5              13.3
   Interest expense                                                                          (4.2)            (15.2)
   Other income                                                                               1.6               4.3
   Income tax refunds received, net of payments made                                         26.0              25.0
   Other working capital items, primarily accounts payable
    accounts receivable and prepaids                                                         (1.3)              (15.2)
                                                                                          -------           -------
       Cash flow from operations before one-time cash payouts                                37.8              47.9

One-time cash payouts
   IRS and state tax settlements (1)                                                                           (3.5)
   Payment of working capital and other cable-related disposal adjustments (2)               (0.1)             (8.9)
                                                                                          -------           -------
       Cash flow provided by operations                                                   $  37.7           $  35.5
                                                                                          =======           =======

Note to table
-------------
(1) Relates to amounts paid in connection with final settlements reached with Internal Revenue Service and applicable states relating to examinations of the Company's income tax returns for the years 1984 through 1989.
(2) Includes working capital and other basis adjustments in disposal of cable operations of $4.3 million and approximately $4.6 million in cash paid for severance costs associated with the cable operations disposed of.

Investments

The Company made significant investments in its Programming and Electronic Media businesses during the nine months ended September 30, 1996, totaling $64.1 million including $25.0 million in AHN and $35.3 million in TVFN. See also
"- Developments in the Nine Months Ended September 30, 1996" discussed earlier. The Company is committed to investing an additional $19.5 million in AHN by the first quarter of 1997 upon the achievement of certain operating milestones, including entering into carriage agreements and meeting certain revenue and ratings objectives.

Dividends

On May 8, 1996, the Board of Directors of the Company declared a dividend of $0.1907 per share which was paid on June 14, 1996. There were no dividends declared in the third quarter of 1996. Combined with dividends paid during the first quarter of 1996, total dividends paid per share for the nine months ended September 30, 1996 equals $0.2542. No additional dividends are contemplated for 1996 or the foreseeable future. Dividends paid for the quarter and nine months ended September 30, 1995 equaled $0.0636 and $0.1907, respectively.

Financing

As discussed in Note 7 of the condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company's total debt outstanding at September 30, 1996 was $159.8 million. The net decrease in debt during the nine months ended September 30, 1996 was a result of the application to outstanding debt balances of $119.0 million net proceeds raised from the Company's initial public offering and direct placement of Class A shares discussed previously, plus receipt of income tax refunds net of payments of approximately $25 million offset by the funding of the above described investing and operating activities. The amount of credit available under its revolving credit facility at September 30, 1996 was $225.0 million which was subsequently reduced by $150 million effective October 8, 1996. The Company's debt to equity ratio at September 30, 1996 was 0.44 to 1.00.

Pursuant to the Belo Merger agreement, the Company has agreed that at no time will the Company permit net debt (as defined by the merger agreement) to exceed $175 million.

Future Funding and Capital Resources

The Company anticipates that amounts available under its revolving credit facility, as amended, and cash flow from operations will be sufficient to meet the liquidity requirements described above under "Liquidity and Capital Resources" and those discussed under "- Recent Developments" and "- Developments in the Nine Months Ended September 30, 1996". The Company does not intend to make significant acquisitions or investments and does not believe it will be required to meet significant liquidity requirements other than described above. However to the extent that the Company makes significant acquisitions or investments or is required to meet significant liquidity requirements other than described above, the Company may need to obtain additional financing. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

INFLATION

Certain of the Company's expenses, such as those for wages and benefits increase with general inflation. However, the Company does not believe that its results of operations have been, or will be, adversely affected by inflation, provided that it is able to increase its advertising rates periodically.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On January 17, 1995, Cable LP brought a declaratory judgment action against Old PJC, Colony and Dynamic in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Colony was a cable television subsidiary of Old PJC, which was transferred to Continental in connection with the Continental Merger. This case relates to the Dynamic Partnership, in which Dynamic is the general partner with an 89.8% interest and Cable LP is the limited partner with a 10.2% interest. In this action, Cable LP claimed that (i) Dynamic was obligated to offer to sell Dynamic's general partnership interest to Cable LP before Old PJC entered into the Merger Agreement with Continental and (ii) Dynamic's offer to purchase Cable LP's limited partnership interest for $13.1 million triggered a right of first refusal entitling Cable LP to purchase the general partnership interest for $115 million. Cable LP sought a declaration by the court that the right of first refusal it is asserting applies.

A motion to strike allegations of bad faith and breach of fiduciary duty against Old PJC, Colony and Dynamic was granted by the court, and an answer to the Complaint and a Counterclaim was filed by them on March 16, 1995, seeking a declaratory judgment that Cable LP unreasonably refused consent to the transfer of the general partner's interest to Continental and that a purported transfer of Cable LP's interest in the Dynamic Partnership to a partnership to be managed by Adelphia Communications, Inc. violates Dynamic's right of first refusal under the Dynamic Partnership Agreement. The case was tried in December 1995. A final declaratory judgment in this action in favor of Cable LP was entered on May 21, 1996. Such judgment requires, among other matters, Dynamic and Colony to negotiate with Cable LP on a price to transfer Dynamic's interest in the general partnership to Cable LP. The Company appealed this judgment and moved to stay the effect of the judgment during the pendency of the appeal. On June I0, 1996, a hearing was held on the Company's motion to stay. At such hearing, the judge declined to grant or deny the Company's motion to stay at this time.

In the event that, as a result of such litigation, Dynamic is ultimately required to sell its interest in the Dynamic partnership to Cable LP, the Continental Merger agreement provides that the Company will pay to Continental simultaneously with the closing of such sale an amount equal to the sum of (i) the amount (if any) by which the consideration received by Dynamic for the sale of such interest is less than $115 million plus (ii) the taxes which would have been payable assuming the purchase price for such interest equaled $115 million. The Company is unable to predict at this time what the ultimate outcome of this litigation might be. Should any loss resulting from this litigation ultimately prove to be probable and reasonably estimable, such loss, at that time, would result in a charge to stockholders' equity to reflect the estimated decrease in net proceeds received from the disposal of the cable assets in 1995 pursuant to the Continental Merger agreement. Such a charge could have a material effect upon the Company's financial condition. If any payment obligations are ultimately required under the terms of the Continental Merger agreement, it is currently anticipated that such payments could be up to $40 million and could have a material effect upon the Company's liquidity position. It is currently contemplated that any such payment would be funded by borrowings under the Company's revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

See also the discussion of this action in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Reports on Form 10-Q filed as amended on June 11, 1996 for the first quarter of 1996 and filed on August 14, 1996 for the second quarter of 1996.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          2.1 Agreement and Plan of Merger, dated as of September 26, 1996 among the Providence Journal Company, A.H. Belo Corporation and A.H. Finance Company (incorporated by reference to Exhibit 2.1 of the Company's Current Repont on Form 8-K dated September 26,
               1996).

          2.2 Stockholders Agreement dated as of September 26, 1996 among the Providence Journal Company and each of the parties signatory thereto.

          3.1 Certificate of Incorporation of The Providence Journal Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          3.2 By-laws of The Providence Journal Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          4.1 Form of Rights Agreement between The Providence Journal Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 8, 1996) as amended by a First Amendment to Rights Agreement dated September 26, 1996

          10.1 The Providence Journal Company 1994 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          10.2 The Providence Journal Company 1994 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit
               10.2 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          10.3 Form of Change of Control Agreement, together with list of all executive officers who are a party to such agreements and the details in which such documents differ from the form of the document as so filed

          10.4 Partnership Interest Purchase and Sale Agreement dated April 2, 1996 between the Company and Landmark Programming, Inc. (incorporated by reference to Exhibit 10.10 of the Company's Registration Statements on Form S-1 (File No. 333-02703))

          10.5 Partnership Interest Purchase and Sale Agreement dated April 2, 1996 between the Company and Scripps Howard Publishing, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No. 333-02703))

          10.6 Stockholders Agreement dated as of September 26, 1996 among A.H. Belo Corporation and each of the other parties signatory thereto

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated September 26, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1996

THE PROVIDENCE JOURNAL COMPANY


By: /s/ Thomas N. Matlack
   -------------------------------------------------
   Thomas N. Matlack
   Vice President-Finance and Chief Financial Officer
   (principal financial officer)


By: /s/ Robert G. Colucci
   -------------------------------------------------
   Robert G. Colucci
   Corporate Controller
   (chief accounting officer)


By: /s/ John L. Hammond
   -------------------------------------------------
   John L. Hammond
   Vice President-General Counsel and Chief Administrative Officer